Form 10KSB
period 2005-03-31
NATCO INTERNATIONAL INC.
filed 2005-07-01
CIK 1172069

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------------------
FORM 10-KSB
Annual Report Under Section 13
of
The Securities Exchange Act of 1934

For the fiscal year                                 Commission File
ended March 31, 2005                                Number: 333-91190

NATCO INTERNATIONAL INC.
(Name of Small Business Issuer in its Charter)

Delaware                                         98-0234680
(State of incorporation)                         (I.R.S. Employer
                                                 Identification Number)

Unit 200, 13018 - 80 Avenue
Surrey, British Columbia, Canada, V3W 3B2
(Address of principal executive offices) (Zip code)
Telephone Number: 604-507-6657

-----------------------------------

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

-----------------------------------

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended March 31, 2005 were 37,021.

      The aggregate market value of the Common Stock held by non-affiliates based upon the closing sale price of the registrant's Common Stock as of June 30, 2005 was approximately $88,713.

      Shares of $0.001 par value Common Stock outstanding at June 28, 2005: 9,377,364

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                              --------------------

    Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                  Introduction

      Natco International Inc is referred to herein as the "Registrant" or the "Company" unless the context indicates otherwise.

Page 1
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational Development

   Natco International Inc. (the company or Natco), a Delaware company, started as Spectrum Trading Inc., a British Columbia, Canada company on November 21, 1990 to import some leather products from India and sell them in Canada. However, the supplier in India did not materialize and the company remained dormant until 1997 when the current manufacturing business was started by its current President, Raj-Mohinder Gurm. Mr. Gurm was looking to start a chemical manufacturing business from scratch and since Spectrum was already incorporated, he decided to use it to launch the new business venture. Spectrum Trading, Inc. domesticated into a Delaware corporation on May 14, 1999 as Spectrum International Inc. and changed its name to Natco International Inc. on June 3, 2004.

  Natco International Inc (formerly Spectrum International, Inc.) commenced its existence as a Delaware Corporation on May 14, 1999 as a result of above mentioned "Domestication". This procedure was intended to utilize provisions of the Delaware Corporate Code, Sec. 388, whereby a non-U.S. company may, by filing a Certificate of Domestication and Certificate of Incorporation under that section, utilize provisions thereof which provide that upon filing the Certificates, a corporation becomes subject to Delaware law, except that its existence shall be deemed to have commenced when it was originally formed in the foreign jurisdiction, rather than upon filing in Delaware as is the case in a typical new incorporation. Said Section also provides that the obligations and liabilities prior thereto are not affected by the Domestication. The predecessor company was incorporated in British Columbia. No opinion is expressed as to what legal effect that procedure has on the Registrant, except that the financial statements assume the financial continuation, and we refer to both the current company and its predecessor as the "Company". Most of our current shareholders were shareholders of the original British Columbia Company and "migrated" to the Delaware company as a consequence of the Domestication

In June, 2000, Management of the company determined that a reverse acquisition by an Ontario, Canada Company would be desirable. Structure of the transaction was that all of the shareholders of the company (Delaware) would exchange their shares of the company for shares of the Ontario Company, Bisson Bio-Technologies, Ltd. pro rata, with each other, but also including the prior shareholders of Bisson. This resulted in the company becoming a wholly owned subsidiary of Bisson, with its business activities continuing in Spectrum. Bisson had no business activities, and the purpose of the transaction was to seek a listing on one of the stock exchanges in Canada which was never effected.

   Consequently, In January, 2001, an agreement was entered into between Bisson, its subsidiary Spectrum, and certain shareholders of Bisson (those who had been former Spectrum shareholders) to "reverse" the transaction, and transfer the Spectrum shares held by Bisson back to the former shareholders of Spectrum. The agreement provided that the former Spectrum shareholders would submit their shares of Bisson back to Bisson in exchange for the 6,050,661 shares of Spectrum which had been originally exchanged. Shareholders were to be put back in their original position, except that there had been a few transactions, which Management believes, was of minor impact on the relative shareholder positions.

   As a consequence of these transactions, the original shareholders of Spectrum, (Delaware), are with a few exceptions, the current shareholders of the Registrant.

Business of the Company.

   Natco is engaged in two distinct business lines with separate customer bases and manufacturing processes. It commenced its business operations with its jewelry cleaner line, which is lower profit than the tire sealant line, but which it is believed is easier for entry into the market. The tire sealant line is believed to have the greater sales and long-term profit potential and is intended to have the greater attention by Management.

   Tire Seal Plus Product Line: The Company manufactures the Tire Seal Plus product line which includes an industrial grade tire sealant, a high-speed tire sealant and a bicycle tire sealant. The Company began development of the Tire Seal Plus product line in 1997 and began sales and distribution in 1999. The basis of the Company's Tire Seal Plus product line consists of a mixture of twaron fibers, rust inhibitors, rubber lubricants and thickening agents which is designed to be applied to pneumatic tires (i.e., tires inflated with compressed air). The Tire Seal Plus products are designed to seal punctures up to a quarter of an inch in size in tubeless tires and one eighth of an inch in tube-type tires and maintain the recommended air pressure in pneumatic tires. When a puncture occurs in a pneumatic tire, air pressure and centrifugal force are intended to combine to force the tire sealant into the puncture where the sealant's fibers and fillers are designed to bind to form a permanent seal over the puncture. As the tire continues to rotate, the tire sealant is designed to repeatedly bind to form a permanent plug in the puncture of the tire. As the design provides for a virtual instantaneous sealing process, very little air pressure should be lost from the tire. Moreover, the entire surface of the inner tire should be evenly coated with the tire sealant to preclude further loss of air pressure or punctures.

   All the Tire Seal Plus products are designed to be non-flammable, non-toxic and water-soluble. In addition, the product line is designed not to harm tires, tubes, tire rims, clothing or human skin. The Tire Seal Plus products should not congeal or harden within the tire, or affect the balance of the tires. Moreover, the tire sealants are believed to assist in heat dissipation caused by road friction, which should enable the tire to maintain a cooler temperature and ultimately result in less wear-and-tear of the tire.

Currently our tire sealants is sold to one original equipment manufacturer (Yamaha) for their All Train Vehicles(ATV) and dirt Motorcycles, two distributors of automotive products, and some tire dealers. All three of these groups are buying approximately equal amounts. We also had a distributor in Europe in 2000 and 2001 who was selling most of our tire sealant products; however, in 2001 we lost this distributor due to some business problems suffered by this distributor that were unrelated to our company or products. This slowed down our market development of our Tire Seal Plus line because we were planning to use some profits from sales to Europe to further develop our market here in North America.

   Tire Seal Plus at this time constitutes approximately 26% (2004- 14%) of total sales, however, we expect the Tire Seal Plus sales will be closer to
50% of our total sales, based on our planned increase in marketing. We plan to launch a major marketing initiative with 300 to 400 Yamaha dealers in Canada and we believe this will increase our Tire Seal Plus sales to a point where it
comprises 50% of the total sales.   Due to the fact that we do not have any
funding in place at this time, we can not assure investors either of these events will occur. We are attempting to get new funds but nothing is in place at this time.

The Tire Seal Plus products are produced in a facility located in Surrey, British Columbia, Canada. The Company obtains the raw materials from local Suppliers with the exception of special fibers, which are imported from a supplier in the United States. There are multiple suppliers of all raw materials available to us. The Company's main suppliers at this time are Univar, Akzo Nobel, and Richards Packaging. We are not dependent on any one particular supplier. If the supplies are not available from one supplier we can easily go to another supplier. We have at least 2 and usually more, suppliers for each item. We do not have any contract with any of our suppliers
As of the date of this Prospectus, the Company's monthly production capacity is 8 container loads of Tire Seal Plus which contains
6,400, 20-litre pails (approximately 120,000 Liters of any combination of three tire sealants). The Company's production lines can operate 8 hours a day, five days a week. All of the Company's products are currently delivered by Canpar Courier Ltd. for delivery in Canada, and United Parcel Service of America for United States deliveries.

All tire sealant orders are phoned into our office by the customers and we ship it directly to them. We have no distributors on contract at this time.
Two distributors that we had a contract with are no longer active. Mass direct mail-out is our preferred method of sales. We also talk to our existing customers by telephone on a regular basis to get orders. All orders are shipped on Net 30 day terms with an understanding that we will not send any new products if an account is more than 60 days old and that account will be sent to collections if it is more than 90 day old. We have not signed any specific contracts with any customers.


Mystic Jewelry Clean Product Line.

   Natco manufactures the Mystic Jewelry Cleaning product line of eleven Jewelry & Watch clean products which include Gem & Jewelry Cleaner, Silver Jewelry Cleaner, Polishing Cloths and Gloves, Jewelry Cleaning Kit, Ultrasonic Jewelry cleaner, Ultrasonic Watch cleaner & Rinse, Watch cleaner & Rinse, and Clock cleaner. Mystic Gem & Jewelry Cleaner is designed to clean costume jewelry, pearls, opals, gold and other gemstones. Natco is presently developing a brass and Copper polish, Disposable Polishing Cloths, as well as a silver polish.

The Mystic Gem & Jewelry Cleaner and the Mystic Silver Jewelry Cleaner are offered under the Mystic Jewelry Cleaning label as well as a private label which may be customized to a private jewelry store. In addition, the polishing cloth may be silk-screened by Natco to display either the Mystic Jewelry Cleaning name or a private label. In order for Natco to customize a product label, a minimum order of 96 pieces of a product is required.

Natco introduced its Gem & Jewelry Cleaner and Silver Jewelry Cleaner in 1997 and Polishing Cloths and Gloves in 1999. The Jewelry Cleaning Kit was introduced in 2000.


     At this time the Mystic line constitutes 74% (2004-86%) of the company's sales. We expect that it will go down to 50% in the next 12 months due to increase in tire sealant sales as explained above.

   The Mystic Jewelry Cleaning products are produced in the Surrey, British Columbia, Canada, facility. The Company obtains all the necessary raw materials from local suppliers within the greater Vancouver area. There are multiple suppliers of all raw materials available to us. The Company's main suppliers at this time are Univar, and Olcott Plastics. We are not dependent on any one particular supplier. If the supplies are not available from one supplier we can easily go to another supplier. We have at least 2 and usually more, suppliers for each item. We do not have any contract with any of our suppliers. The Company has the capacity to produce up to 50,000 jewelry cleaning products, in any combination, per month during an 8 hour, five day a week schedule. All of the Company's products are delivered by Purolator Courier Ltd. for delivery in Canada and United Parcel Service of America for United States deliveries. We believe we are able to maintain this level of production while simultaneously maintaining Tire Sealant Production.

   All jewelry cleaner products are sold directly to jewelry stores who in turn either sell them to their customers or use them in-store. We do mass mail-out to jewelry stores to advertise our products. We have no contracts with any of our customers. All orders are shipped on Net 30 day terms with an understanding that we will not send any new products if an account is more than 60 days old and that account will be sent to collections if it is more than 90 day old. Customers either phone the orders to us or they fax them to us.

Environmental regulations and other laws

   There are no environmental laws or environmental regulations that effect the Manufacture of any of our products. However, the six new products (Ultrasonic Products for jewelry & watches) do require special paper work for transportation. Special documentation must accompany these products when they are shipped. If proper documents do not accompany each shipment, the company could be fined up to $50,000 CDN. It cost the company approximately $500.00 to set up the documentation. Natco has one person who is trained to do the proper documentation and it is their job to make sure we are compliant with all relevant regulations. On going costs, such as, labels, extra shipping costs are approximately $1.00 per shipment.

Competition. Numerous manufacturers of tire sealants and jewelry cleaners located throughout North America compete directly with the registrant. Many of these companies are larger than the registrant in terms of sales, assets and resources.

Patents, Trademarks. The company has no patents or trademarks at this time

ITEM 2. DESCRIPTION OF PROPERTY

   On September 1, 1998, the Company entered into a commercial lease for its premises located at 200, 13018 80th Avenue, Surrey, British Columbia, Canada
V3W 3B2. The Company leased the 6,600 square foot space from West-Bend Construction Ltd. for three years and two months at an annual rate of $25,300 CDN the first year, $26,400 CDN the second year and $26,400 CDN the third year and subject to typical common area charges and pro rata tax charges. Natco renewed this lease for further three years on September 1st, 2001 at an annual rate of $26,400 CDN per year. This lease expired on August 31, 2004. Natco did not renew this lease but instead another company, Ultimate Beauty Supply (UBS) leased this premises and Natco rents its space from UBS on a month to month bases for CDN $1500.00 per month. No specific agreement has been signed with UBS. The first level of the premises is 4,400 square feet(Natco occupies 2200 square feet) and consists of a room in which all raw materials are stored and the products are produced and the finished products are stored on pallets. The second level of the premises is 2200 square feet and consists of seven offices, reception, area and a boardroom. Natco occupies 1,000 Square feet of this area. The lease on this premises expires in September 2007. The company should have no problems conducting its business at this location at least until this lease expires. We estimate that the company could reach $3 million or more in sales before we have to move to a larger location. There are no regulations or city by-laws of zoning issues of which we are aware that would hamper our business.

   In May 1997, the Company entered into a "Monitoring of Intrusion
Alarm System" agreement with Acme Protective Systems Limited. In April 1998, Pemberton Leasing Services leased the Company a H5-4 Membrane Sealing Machine, a R-310 Semi-Automatic Labeler a TEC B-572 Thermal Transfer Printer and a Labelview program for 48 months at a monthly rental rate of $904.02 CDN (total rental payment is $43,392.96 CDN). This lease expired on March 1, 2002. The company now owns all above-mentioned equipment. In addition the company also owns a Lid Tightener, Heat Induction sealing machine, Mercury Exposure unit, Bottle filler, Temp Label applicator, Viscometer, Centrifuge, pH meter, and various mixing tanks and mixers. All this equipment forms an integral part of our production systems and it is in very good condition at this time. We should be able to use much of this equipment for at least another 8 to 10 years. All above leases have expired and company bought all equipment from the leasing company.



ITEM 3. LEGAL PROCEEDINGS

A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs.


We have filed a statement of Defense alleging that the services were performed in a negligent and incompetent fashion and the failure to obtain the clearance of SB2 from SEC in early 2003 was due to the failure of the Auditors to competently prepare the necessary financial documentation in a timely fashion.

In the opinion of our Legal counsel, in an action to recover fees, a firm of Chartered Accountants, like any similar professional, must prove that it was retained to perform the services, that the services were charged at an agreed rate, or in the absence of specific agreement, at a reasonable rate for such services, that the work was competently performed and that it had value to the client. Hence, the company believes that the statement of Defense pleads a viable defense.

If the defense is completely successful, it will result in the Plaintiff's claim being dismissed with some recovery of costs, but it will not result in the return of any already paid funds to the company. At this stage it is impossible to predict the outcome of the action.

The worst possible result for us would be judgment for the full amount claimed plus interest and costs which, after a trial in 2005, could be $65,000-$70,000 (UD$47,000-51,000). Legal cost to us would be in the range of $15,000-$20,000 (US$11,000-15,000). So far our legal costs have been $4,000(US$3,000).

The more likely result would be a settlement of the claim for something less than the full amount, which would reduce interest, taxable costs and legal costs.

The plaintiff has chosen not to pursue the action at present so no trial or examination for discovery dates have been set. Hence no significant legal fees are anticipated for the time being, but this could change fairly quickly if the plaintiff decides to pursue the claim.

We have not yet decided if we are going to pursue a counterclaim at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the registrant's 2005 fiscal year.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not a "Reporting Company" and there is no public trading market. Management is seeking a listing on the OTCBB. Such listing is discretionary, and there is no assurance a public trading market will develop.

   As at June 28,2005 there were approximately 57 holders of the Company's common stock, holding in the aggregate 9,377,364 shares of common stock. There are no preferred shares outstanding. Management believes all of said stock would be eligible for sale under Rule 144, if a market exists therefore. Management assumes that said shares would be subject to the volume limitations of Rule 144, manner of sale, notice and other requirements for shares held more than one year but less than two years, based on the date of acquisition being the Bisson acquisition reversal, but has not sought an SEC no action letter on this issue. If an earlier period should apply, many of these shares would be tradable under Rule 144(k), which does not impose volume and manner of sales requirements on non-affiliates.

   There are 718,000 shares subject to option. Various other options are authorized for Mr. Gurm. Management proposes to set aside 2,000,000 or more other shares for employee/consultant options. Terms have not been finalized.

There have been no cash dividends declared on the Company's common stock since the Company's inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this Prospectus.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our current business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have yet to make a profit on current operations. As of March 31, 2005, we had incurred a deficit of $(1,329,453)and$(1,161,631) as of December 31, 2004), which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. As an example, our deficit as of October 31, 1998, was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses.

   In the twelve months ended March 31, 2005 as compared to the period
March 31, 2004, we had net loss of $(167,822) and $(153,084)respectively. That loss was primarily financed by increased Related party loans & wages($240,741), and shares subscriptions received ($5,000).

Payables have continued to increase, and are of concern to us. This concern has been exacerbated by the loss of our funding due to delays in registration of our SB-2, which went effective May 9, 2005. However, we require approximately $750,000 in the next 12 months to bring the company to profitability. In any event, as revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in payables is sufficient source of capital for that period. The management feels that at this time the best chance of raising the required funds is after the company starts trading on the Over-The-Counter Bulletin Board.



We have devoted most of our capital to product development and associated working capital and administrative items. We have only had the capital to devote $13,693 to advertising and promotion in the period April 1, 2002 to March 31, 2005; research and development expenditures during the same period were $61,126. Legal and accounting expenses at approximately $95,408 during the period from April 1, 2002 to March 31, 2005 have been a heavy burden on us because of the various transactions associated with our efforts to become a listed company in United states. While Management believed these were appropriate when made, as a means to increase our ability to raise capital to support planned expansion, these expenses have also limited our ability to engage in marketing and promotion and engage in other expenditures which may have made us more productive and profitable, or increased our revenues. Legal and accounting are expected to be major expense items in the current period since March 31, 2005 as well, due to the accounting and legal costs associated with public company compliance.

Management plans to devote a significant amount of the funds received from any future offering (funding) after reduction of the non-current payables, including approximately $350,000 in payables to related parties, and costs of this offering to enhancement of marketing;
if successful, to inventory support; and then ultimately to increased productive capacity. We do not know yet how much expenditure will be needed to result in increased revenues or what will be the ratios of results to expenditures.

Results of Operations

     Year ended March 31, 2005 compared to year ended March 31, 2004

Net sales went down 9.79%. This can be explained because in last 12 months there was no concerted sales effort and most of the sales came as a result of existing customers' reorders.

The gross profits decreased by 1.79% for the year ended March 31, 2005 from 37.44% for the previous year to 35.71% for the current year. This is a insignificant decrease and can be attributed the fact that cost of raw material went up slightly in the last year and we did not increase prices to our customers.

Inventory increased by 11.89% compared to March 31, 2004. The fluctuation in Currency exchange can explain most of the difference. Canadian dollar went up from approximately $0.74US to approximately $0.81US. For example, if our inventory was worth $50,000CDN, in 2004 it would have been converted to $37,000US and same inventory would have been worth $40,500US in 2005.

Included in due to related parties are Wages payable which increased from $203,950 to $283,003. This is an increase in the payable by 38.76% for year ending March 2005 as compared to the previous year ending March 31, 2004. This is mainly due to President/CEO's salary being accrued for the whole year and none of the previous salary was paid. A foreign exchange rate change for the years in question also increased the payable. The president does not intend to forgive any salary.

Liability to related party increased by 38.43% in the year ended March 31, 2005. This increase is a result of shareholders and people related to them putting money into the company to cover the deficit from time to time and also the foreign exchange rate change.

Advertising & promotion expenses decreased to almost nil ($55) in the year ended March 31, 2005 compared to March 31, 2004 ($3,912). In the year ended March 2004 the company did not go to any trade shows and cut down on the mailings because of lack of funds.

Research & development expenditure was virtually the same in the year ending March 31, 2005 as compared to the year ending March 31, 2004. Because of lack of funds to create new products company focused more on improving the existing products. Most of the R&D expense is the salary for the Chemist.

Legal and Accounting expenses increased by 62.58% in the year ended March
31, 2005 compared to March 31, 2004. In the year ended March 2004 the company did not do much activity that required as much legal and accounting, namely, trying to go public. This last year, however, the company filled the SB-2 many times and did all quarterly Financial statements which increased the legal and accounting expenses. The company also filled back tax returns in both Canada and USA.

   Total general & administrative expenses increased by 4.09% in the year ended March 31, 2005 compared to the year ended March 31, 2004. This can be attributed to increase in legal and accounting expenses.

                          Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from March 31, 2004 to March 31, 2005 current assets decreased by 9,367, property, plant equipment dropped 3,259. In the same period bank debt decreased by $7,827, and payables decreased by $5,345. However, Due to related parties increased by $238,147 in the same period. The deficit during that period increased from $1,161,631 to $1,329,453.

In the 12 months ended March 31, 2005 Natco used $162,822 of cash in its Operating activities, primarily for general and administrative expenses such as salaries, research and development, legal and accounting , rent, and trade payables by 5,344. Cash provided by financing activities was $237,914, which consisted of $240,741 in cash advanced by related parties, and cash of $7,827 used to pay down installment bank debt in accordance with its terms. Other than the installment bank debt no notes were paid down in the year ended March 31, 2005.(For more detail regarding related party advances please see the Certain Transactions Section of this document and statement 4 of the Financial Statements) A significant portion of our accounts payable of $86,200 as of March 31, 2005 consists of professional fees, including $29,000 to our former lawyers and $20,000 to former auditors. Both of these payables will not be paid until Natco is funded. The remaining $37,200 is owed to our suppliers.

The company owes $857,780 to related parties the breakdown is listed in the financial statements, Note 7.

The deficit during year ended March 31, 2004 increased from $1,161,631 to $1,329,453. We have $23,191 of accrued liabilities which consists of 2005 audit fees.

We have a contingent liability of up to $100,000CDN.
A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs.

We have filed a statement of Defense alleging that the services were performed in a negligent and incompetent fashion and the failure to obtain the clearance of SB2 from SEC in early 2003 was due to the failure of the Auditors to competently prepare the necessary financial documentation in a timely fashion. If the defense is completely successful, it will result in the Plaintiff's claim being dismissed with some recovery of costs, but it will not result in the return of any already paid funds to the company. At this stage it is impossible to predict the outcome of the action.

The worst possible result for us would be judgment for the full amount claimed plus interest and costs which, after a trial in 2005, could be CDN$65,000- $70,000(US$47,000-51,000). Legal cost to us would be in the range of CDN$15,000-$20,000(US$11,000-15,000). So far our legal costs have been
$4,000(US$3,000). The more likely result would be a settlement of the claim for something less than the full amount, which would reduce interest, taxable costs and legal costs.

   The Company has been sustaining a loss on operations of about $170,000 per year in the past two fiscal years. If we satisfy current liabilities of $203,164 as of March 31, 2005 plus working capital requirements will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements.

It may take us 3 to 6 months to raise the required money. Therefore, Mr. Gurm, the president of the company, has agreed to put enough money into the company to sustain it until the company can find new funding or August 31, 2005, which ever comes first. He has not signed any agreement with the company to provide this money, so there is no guarantee that the money will be available. However, in the last six years Mr. Gurm has provided the funding for the company on an as needed bases form time to time.

Our estimated fixed costs at this time are approximately $6,500 per month $1,500 in building Lease, $1,000 Utilities, $3,000 loan interest and principle payments, and remaining $1,000 for miscellaneous expenses). We can get about $1,100 from the current levels of sales. That means, Mr. Gurm will have to put in approximately $5,400 per month. We will also require further 15 to 20 thousand dollars for legal and accounting fees relating to this Registration. Mr. Gurm has been putting in enough money to sustain the company and will continue to put money in on as needed bases. We will also look for new sources of funding, as the $20,000 cdn LC secured by the company in Feb.
2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $750,000. This money will allow us to payback account payables and some debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to spend some money on marketing of our products to increase the sales levels.

   If we are unable to finance the company by debt or equity financing, or combination of the two, we will have to look for other sources of funding to meet our requirements. That source has not been identified as yet but most likely will be debt financing using the managements trading shares as collateral. However there is no guarantee that we will be successful in raising any additional Capital.

   In light of our funding issues, we have postponed all plans to buy any new Equipment for the plant or office for at least next 12 months or until the company has secured $750,000 in funding. The company will not be selling any of its assets either in that that time period.

   Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31, 2005 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

NATCO INTERNATIONAL INC.

(formerly Spectrum International Inc.)

FINANCIAL STATEMENTS

MARCH 31, 2005 and 2004

(Expressed in US Dollars)

Page 1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
=======================================================================

To the Directors and Stockholder's of Natco International Inc.:


We have audited the accompanying balance sheets of Natco International Inc. (formerly Spectrum International Inc.)_(the "Company) as at March 31, 2005 and 2004 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended March 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has experienced significant losses over the past several years, has negative operating cash flows, and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS
Vancouver, B.C.
June 16, 2005

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at March 31
Expressed in U.S. Dollars

 Assets                                                 2005            2004
----------------------------------------------------------------------------

Current
   Accounts Receivables                     $       3,077     $       13,211
   Inventory (Note 3)                              27,921             24,953
   Prepaid expenses                                   962              3,163
                                            --------------------------------
                                                   31,960             41,327
Property, Plant and Equipment (Note 4)             11,066             14,325
Product rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      43,027      $      55,653
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      54,829      $      54,182
    Accounts Payables                              86,200             91,545
    Accrued liabilities                            23,191             22,878
    Due to related parties (Note 7)                38,944                 -
                                            --------------------------------
                                                  203,164            168,605
    Bank indebtedness (Note 6)                      8,406             16,880
    Due to Related Party (Note 7)                 818,836            619,633
                                            --------------------------------
                                                1,030,406            805,118
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement-3          469,172            469,172
Share subscriptions (Note 8c)                      25,000             20,000
Other comprehensive income - Statement-3         (161,475)          (86,383)
Deficit -statement 3                           (1,329,453)       (1,161,631)
                                            --------------------------------
                                                 (987,379)         (749,465)
                                            --------------------------------
                                            $      43,027      $      55,653
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended March 31
Expressed in U.S. Dollars


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $       37,021      $       41,040

Cost of sales                                     23,802              25,676
                                          --------------      --------------
Gross profit (2005-35.7%; 2004-37.5%)            13,219              15,364
                                          --------------      --------------

Expenses
   Advertising and promotion                          55               3,912
   Automotive                                          -               2,367
   Bank charges                                    1,749               1,721
   Commissions                                         -                  97
   Consulting fees                                 2,358               1,130
   Depreciation                                    3,258               4,283
   Insurance                                           -               2,131
   Legal and accounting                           26,218              16,126
   Office and other                               14,116               4,748
   Rent                                           19,242              25,492
   Research and development                       19,960              20,773
   Salaries and benefits                          61,496              57,899
   Telephone and utilities                         4,065               5,851
                                             ----------------------------------

                                                 152,517             146,530
                                          ----------------------------------

Loss Before Other Items                        (139,298)           (131,166)
                                          ----------------------------------
Other Items
   Other income                                    6,699               6,891
   Interest expense                              (35,223)           (28,809)
                                          ----------------------------------

                                                 (28,524)           (21,918)
                                          ----------------------------------

Net loss for the Year                      $   (167,822)     $     (153,084)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.02)      $       (0.02)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Year Ended March 31 2005
Expressed in U.S. Dollars


                             Common      Common      Additional                Other
                             Shares      Shares      Paid-in      Shares       Comprehensive
                             (Number)    (Amount)    Capital      Subscribed   Income (Loss)    Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2002            8,393,928   $8,394      $417,516     $33,549      $19,886          $(822,300)     $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)         -                 -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)         -                 -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -           -                  -            3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -             -                 -           15,273

Share Subscription(Note 8c)        -         -           -         20,000           -                 -           20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -             (33,224)                        (33,224)

Net Loss                                                                                         (186,247)     (186,247)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2003            9,377,364    9,377       469,172      20,000       (13,338)         (1,008,547)   (523,336)

Change in foreign
Currency Translation
Adjustment                         -        -         -            -            (73,045)        -            -   (73,045)

Net Loss                                                                                          (153,084)     (153,084)
                             -------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2004            9,377,364   $9,377      $469,172     $20,000      $(86,383)        $(1,161,631)  $(749,465)
Share subscription(Note 8c)         -        -             -        5,000            -                             5,000

Change in foreign
Currency Translation
Adjustment                          -        -             -            -       (75,092)                        (75,092)

Net Loss                            -        -             -            -             -            (167,822)   (167,822)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2005            9,377,364   $9,377       $469,172     $25,000    $(161,475)        $(1,329,453)  $(987,379)
========================================================================================================================





                                         See accompanying notes.

                                                                    Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Years Ended March 31
Expressed in U.S. Dollars

Cash flows provided by (Used In)                                       2005                  2004
---------------------------------------------------------------------------------------------------------

Operating activities
  Net loss                                                             $  (167,822)          $  (153,084)
  Adjustments to determine
    cash flows: Depreciation                                                  3,259                4,283
  Change in non-cash working capital:
    Accounts receivable                                                      10,134               (2,960)
    Inventory                                                                (2,968)                (655)
    Prepaid Expenses                                                           (394)                (326)
    Accounts Payable                                                         (5,344)                1,904
    Accrued Liabilities                                                         313                12,669
                                                                       -----------------------------------
                                                                          (162,822)             (138,169)
                                                                       -----------------------------------
 Financing activities
  Bank indebtedness                                                          (7,827)              (9,689)
  Due to related parties                                                    240,741              220,903
  Share Subscriptions                                                         5,000                   -
                                                                       -----------------------------------
                                                                            237,914              211,214
                                                                       -----------------------------------
  Foreign exchange                                                          (75,092)             (73,045)
  Cash position - Beginning of Year                                           -                    -
                                                                       -----------------------------------
Cash position, End of Year                                             $      -                $   -
==========================================================================================================

Supplementary cash flows
 information:
  Interest paid                                                        $      7,401             $  12,235
  Income taxes paid                                                    $         -            $        -
==========================================================================================================

                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

1.	Nature of Operations and Going Concern

The company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the company changed its name from Spectrum International Inc. to Natco International Inc.

The company has two products, a jewellery cleaner and a tire sealant, which it is currently selling.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations. It is management's intention to pursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.
=============================================================================

2.	Summary of Significant Accounting Policies

a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, term deposits and short term highly liquid investments with a term to maturity of less than one year from inception which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of changes in value.

b)	Use of Estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Actual results could differ from those reported.

c)	Foreign Currency Transactions

The company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Monetary assets and liabilities are translated from the functional to the reporting currency at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity - other comprehensive income (loss). Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================


2.	Summary of Significant Accounting Policies - Continued

d)	Inventory

Inventory is stated at the lower of cost and net realizable value. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and conditions, and is calculated using the first-in first-out method. Net realizable value is determined by reference to sales proceeds of items sold in the ordinary course of business after the balance sheet date or by management estimates based on prevailing market conditions.

e)	Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided annually on the diminishing balance method to write-off the assets over their estimated useful lives as follows:

*	Computer and office equipment - 30%
*	Manufacturing equipment - 20%

f)  Income Taxes

Income taxes are accounted for using the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

g)	Financial Instruments

The company's financial instruments consist of accounts receivable, bank indebtedness, accounts payable and amounts due to related parties. The fair values of these financial instruments approximate their carrying values.

h)	Stock-Based Compensation

In October 1995, the FASB issued Statement of Financial Accounting
Standards No. 123, Accounting for Stock-Based Compensation
("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company accounts for stock-based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

i)	Revenue Recognition

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

j)	Advertising Policy

The company expenses all advertising costs as incurred.

k)	Research and Development

Research and development is expensed as incurred.

l)	Shipping and Handling

The company includes the cost of shipping and handling as a component of cost of sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

m)	Long-Lived Assets

The company monitors the recoverability of long-lived assets, including property, plant and equipment and product rights, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The company policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable equal to the excess of the asset's carrying value over its fair value.

n)	Loss Per Share

The company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2004 and 2003. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

o)   Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

p)   Segmented Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company's sales are generated in one geographical area, Canada. The company currently operates in two product segments: jewellery cleaners and accessories, and tire sealants.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

i)	FIN No. 46

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest
Entities, an Interpretation of ARB No. 51."   FIN 46 requires certain variable
interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN
46 must be applied for the first interim or annual period beginning after June15, 2003. However, in December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. The adoption did not have any impact on the company's financial statements.

ii)	SFAS No. 149

On April 30, 2004, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The company adopted SFAS 149 with no material impact on its financial statements.

iii)	 SFAS No. 150

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted SFAS 150 with no material impact on its financial statements.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements - Continued

iv)	SAB No. 104

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the company's financial statements.



v)	SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award
(with Ltd exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2004 and 2003
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements - Continued

vi)   SFAS No. 151

In November 2004, the FASB also issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". This standard is effective for the fiscal years beginning after June 15, 2005, therefore the Company will adopt it on April 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position. In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary Assets - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.


vii)   SFAS No. 153

In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary Assets - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005

r)   Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods

s)    Product Warranty

The company's policy is to replace tire sealant and jewellery cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================
3.	Inventory

Details are as follows:
                                               2005              2004
                                       --------------------------------
Raw materials                          $     25,805       $    20,607
Finished Goods                                2,116             4,346
                                       --------------------------------
                                       $     27,921       $    24,953
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                                      2005         2004
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 12,534    $  11,169     $  1,365     $  1,950
Manufacturing
  Equipment               50,108       40,407        9,701       12,375
-----------------------------------------------------------------------
                        $ 62,642    $  51,576     $ 11,066     $ 14,325
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                      2005             2004
                                                 --------------------------
Checks written in excess of funds on deposit     $   11,175       $     656

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (2004
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                              6,032         9,049

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (2004 - 2%). The loan is due
on demand; however, the bank allowed the
company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                       12,771         16,954

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            33,257         30,214

HSBC, demand non-revolving loan, secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and a director
and officer of the company, interest at bank
prime plus 2% (2004 - 2%).  The company is
allowed to make blended principal and interest
payments of CDN$1,110 per month. During fiscal
2005 the company repaid the loan in full
                                                      -              14,189
                                                -----------------------------
                                                      63,235         71,062
Less: Current Portion                                (54,829)       (54,182)
                                                -----------------------------
Long-term portion                                      8,406        16,880
                                                -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            54,829
2007                                                              8,406
                                                    -------------------
                                                    $            63,235
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                                     2005         2004
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2004 - 0.5%). Except for a current portion
of $38,944 The creditors have agreed not
to demand payment within the next 12 months.
Therefore, a portion of these loans have been
classified as non-current liabilities.          $  284,454    $  197,898

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2004 - 8.33% to 11%).  The creditors have
agreed not to demand payment in advance of
April 1, 2006.  Therefore, these loans have
been classified as non-current liabilities.        256,404       217,785

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2004 - nil%). The creditor has agreed
not to demand payment within the next 12 months.
Therefore, these loans have been classified
as non-current liabilities.                       283,003       203,950

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.             33,919          -
                                              -------------------------
                                               $  857,780    $  619,633
Less: Current portion                            (38,944)          -
                                              -------------------------
Long-term portion                              $  818,836    $  619,633
                                              -------------------------

b)	Interest expense on amounts due to directors and an officer was
     $23,326 (2004 - $16,574).

c)	Salaries and benefits include $58,859 (2004 - $55,344) paid to a director and officer of the company.

d)	As at March 31, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

e)	Sales include $2,633 (2004-$1,241) to a company with a director in common
===============================================================================
8.	Capital Stock

a)	Authorized Stock

The company has authorized 50,000,000 common shares with a par value of $0.001 per share. Each common share shall entitle the holder to one vote, in person or proxy on any matter on which action of the stockholder of the corporation is sought. The company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the company and/or provided by Delaware General Corporate Law.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

8.	Capital Stock - Continued

b)	Share Issuances

i)	During fiscal 2002, the company agreed to issue 430,714 common shares to settle debt in the amount of $18,638 to a director and officer of the company and two directors. These shares were issued in fiscal 2003.

ii)	During fiscal 2002, the company agreed to issue 160,000 common shares to settle debt in the amount of $14,911 to non-related parties. These shares were issued in fiscal 2003.

iii)	During fiscal 2003, the company issued 85,714 common shares for proceeds of $3,817 to a company owned by a director of the company.

iv)	During fiscal 2003, the company issued 307,008 common shares for proceeds of $15,273. Of these shares, 281,424 were issued to a company owned by a director of the company.

c)	Share Subscriptions

	During fiscal 2003, the company received $20,000 as subscriptions for 200,000 shares at $0.10 per share.

	During fiscal 2005, the company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	Management is planning to issue these shares subsequent to the year-end

d)	Warrants

	During fiscal 2003, the company issued 307,008 units, consisting of 307,008 shares and 307,008 share purchase warrants. These warrants were convertible to shares at a price of $0.25 per share. These warrants expired September 6, 2004.

e)	Stock Options

	Stock option activity pursuant to the employees stock option plan, is summarized as follows:
                                                     Weighted
                                Number of     Exercise    Average
                                  Options        Price   Exercise      Expiry
                                                            Price        Date
                              -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002     134,000   CDN $0.15    CDN $0.15  -April 2004

Expired                           (67,000)  CDN $0.15    CDN $0.15   April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15   April 2004

Granted (re-Priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007
                              -------------------------------------------------
Outstanding at March 31, 2003     584,000       $0.10        $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 April30 2008
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2004   651,000       $0.10        $0.10 -April 30 2008

Granted                          67,000       $0.10        $0.10  April 30 2009
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2005   718,000       $0.10        $0.10 -April 30,2009
                              -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

8.	Capital Stock - Continued

f)	Stock Options - Continued

The company has also committed to issue to the Chief Executive Officer 67,000 share purchase options every year in April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market, up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the year ended March 31, 2005 would be $4,180
(2004 - $4,158). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.7%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          73%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2005               2004
                                   -----------------------------
Loss as reported                   $   (167,822)  $    (153,084)
Stock compensation expense               (4,180)         (4,158)
                                   -----------------------------
Pro forma loss                     $   (172,002)  $    (157,242)
                                   -----------------------------
Loss per common share              $      (0.02)  $       (0.02)
Pro forma loss per common share    $      (0.02)  $       (0.02)

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the company's stock options.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2004 and 2003
Expressed in US Dollars
===============================================================================

9.	Income Taxes

At March 31, 2005, the company has net operating losses carried forward of approximately $1,098,000 that may be offset against taxable income from 2020 to 2025. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that carry-forwards will expire unused. Accordingly, the potential tax benefit of the loss carry-forwards are offset by a valuation allowance of the same amount.
===============================================================================

10.	Commitments

The company is committed to lease office and warehouse space at CDN $1,402 per month until September 2007.
===============================================================================

11.	Segmented Information

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                          2005             2004
                                   -----------------------------
Jewellery cleaner and accessories
  Sales                                  $    27,497      $    35,200
  Cost of sales                               18,637           21,687
                                         -----------------------------
  Gross Profit                                 8,860           13,513
                                         -----------------------------
Tire Sealant
  Sales                                        9,524            5,840
  Cost of sales                                5,165            3,989
                                         -----------------------------
Gross profit                                   4,359            1,851
                                         -----------------------------
Total gross profit                            13,219           15,364
Expense, net of other income                 181,041          168,448
                                         -----------------------------
Net loss                                 $  (167,822)     $  (153,084)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                               2005               2004
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    2,675        $    12,995
  Tire Sealant                                  402                216
                                         ------------------------------
                                         $    3,077        $    13,211
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   17,785        $    14,930
  Tire Sealant                               10,136             10,023
                                         ------------------------------
                                         $   27,921        $    24,953
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2005 and 2004
Expressed in US Dollars
===============================================================================

12.	Contingent Liability

The company is a defendant in a legal action for payment of services. The plaintiff claims that the amount owing is approximately CDN$52,000. Management believes that the company's liability is approximately CDN$28,000 which has been recorded as a liability in these financial statements. If the company's defence is unsuccessful, its maximum liability including legal costs, is estimated at CDN$90,000. At this stage it is not possible to determine the outcome of the action. Any gain or loss on settlement of the dispute will be recorded in the period when the outcome can be reasonably determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since Company's incorporation on May 17, 1999, the Company has retained two auditors. The Company initial auditors were Thorne Little in Surrey, British Columbia, Canada, which were originally retained by Spectrum Trading Inc., a British Columbia corporation. Since the Company was incorporated pursuant to the laws of the State of Delaware, the Company determined it was in the corporation's best interests to retain an auditing firm based as well in the United States. On October - 1999, the Company retained Grant Thornton LLP as its Auditors (Vancouver BC Office). Due to disagreement regarding fees and delays in Completion of work Grant Thornton LLP was asked to resign by the company in July 2003. Since than the we have not been able to settle the fees issue. Consequently, our former auditors have filed a claim against us in court
(see legal Matters section for more detail). On March 12, 2004 we retained Staley, Okada and Partners to be our auditors. These auditors were known to the board of directors of the company. We discussed the need to use the generally accepted accounting principles of USA (USGAAP) with them, their qualifications regarding the USGAAP. No discussion took place as to what type of audit opinion will be rendered and no written or oral advice was provided. These auditors were hired because company had built up trust with them from previous dealing and they were qualified to do the required work.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported
within the time period        specified in the rules of the Securities Exchange
Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NOT APPLICABLE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of the Company are as follows:

                                Executive Officers of the Company:

Name:                           Age:                  Office(s):
Raj-Mohinder S. Gurm            45                    President and CFO
John H. Rennie                  68                    Secretary

                                Board of Directors of the Company:

Name:                           Age:                                        Term Expires         Director Since (1)
Raj-Mohinder S. Gurm            45                    Director              June 2006            Nov. 1990
John H. Rennie                  68                    Director              June 2005            Mar. 1999
Gerry Podersky-Cannon           58                    Director              June 2005            June 2000
Stephen Sleigh                  58                    Director              Next AGM             June 2003

-------------------------------------------------------------
(1) Directors Terms are staggered over a three year period. Directors may only be removed for cause and by a 75% majority vote of the shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by officers, directors and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

   Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company and the other executive officers of the Company whose total annual salary and bonus exceeded
$50,000 during the years ending March 31. The Board of Directors of the Company may adopt an incentive stock option plan for its Directors and executive officers which would result in additional compensation.

---------------------------------------------------------------------------------------------------------------------
-------
SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
-------
                                                                 Long Term Compensation
---------------------------------------------------------------------------------------------------------------------
-------
                                    Annual Compensation                   Awards                    Payouts
---------------------------------------------------------------------------------------------------------------------
-------
      (a)           (b)           (c)           (d)           (e)           (f)           (g)           (h)
(i)
---------------------------------------------------------------------------------------------------------------------
-------
     Name                                                    Other       Restricted    Securities
      And                                                    Annual        Stock       Underlying      LTIP
All Other
   Principle                     Salary        Bonus      Compensation    Award(s)    Options/SARs    Payouts
Compensation
   Position        Year            ($)          ($)            ($)          ($)           (#)           ($)
($)
---------------------------------------------------------------------------------------------------------------------
-------
CEO                2005           $59,904(5)      0.00        0.00            0.00         67,000(3)     0.00
0.00
Raj-Mohinder Gurm
                   2004(6)        55,344(1)      0.00        0.00(2)         0.00         67,000(3)     0.00
0.00

                   2003(7)        48,335(1)      0.00        237.00(2)       0.00         217,000(4)    0.00
0.00
---------------------------------------------------------------------------------------------------------------------
-------

(1) April 1999 the board approved a contract with Mr. Gurm, which allowed for $54,000(72,000CDN) annual salary, $10,000 signing bonus and 134,000 options @ $0.10 and further 67,000 options annually at $0.10.All options expire five years after issue date; the salary was accrued but in March of 2001, $63,650 were forgiven by Mr. Gurm. Remaining salary has been accrued and booked. This number includes Vacation Pay. The contract is automatically renewed at same terms every year on April 30, unless cancelled or opened for renegotiating by either of Mr. Gurm or the Board of directors of the company. The company has no other Employment contracts with any other party.
(2) This amount is the personal portion of the car that the company leased for the president Raj-Mohinder Gurm.
(3) These options were options were issued as per the employment contract date April 1999.
(4) This includes 67,000 options as per employment contract and 150,000 granted to all directors.
(5) Salary accrued from April 1, 2004 to March 31, 2005 including vacation pay
(6)   Year ended on March 31, 2004
(7)   Year ended on March 31, 2003
OPTION TABLE

---------------------------------------------------------------------------------------------------------
                                            Option Grants
---------------------------------------------------------------------------------------------------------
                                           Individual Grants
---------------------------------------------------------------------------------------------------------
        (a)                  (b)                  (c)                  (d)                  (e)
---------------------------------------------------------------------------------------------------------
                    Number of Securities    %of Total Options        Exercise
       Name          Underlying Options   Granted to Employees        Price              Expiration
                         Granted (#)          In Last Year         ($/Sh) (USD)             Date
---------------------------------------------------------------------------------------------------------
Raj-Mohinder Gurm        284,000                  39.55                $0.10             May 8, 2007
                          67,000                   9.33                $0.10             Apr 30, 2008
                          67,000                   9.33                $0.10             Apr 30, 2009
---------------------------------------------------------------------------------------------------------
John H. Rennie           150,000                  20.89                $0.10             May 8, 2007
---------------------------------------------------------------------------------------------------------
Canafra Financial        150,000                  20.89                $0.10             May 8, 2007
---------------------------------------------------------------------------------------------------------

   The Bylaws of the company provide for option grants but this has not been acted upon by the Board and may be amended. The board has set the terms of the current 718,000 issued as Directors options to be 5 years and $0.10 per shares. The President's Employment contract calls for annual incentives of share options for 67,000 per year at 20% below market if the shares are trading on the OTC BB, if not then the exercise price will be $0.10; Also bonus share options will be awarded to Gurm annually based upon the following formula: Options to purchase shares at 20% below market (if trading on the OTC BB, otherwise at $0.10) up to value determined by 5% of amount of annual profits from sales excess of $2,500,000 to $3,999,999 and 8% of amount of annual profits from sales excess of $4,000,000; thus, if the market price averaged over a term as yet not determined was $.20/share, there were $256,000 in profits at lower rate, options would be 256,000x.05 divided by .16= 80,000 shares at $.16 per share. Exercise terms and other option exercise details have not yet been finalized. Previously issued options were re-priced at $.10 US from $0.15 CDN.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the date of this Prospectus by
(i) each person or entity known by the Company to be the beneficial owner of more than 5 % of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                           Name and Address of       Amount and Nature of
     Title of Class         Beneficial Owner           Beneficial Owner         Percent of Class(1)
----------------------------------------------------------------------------------------------------
     $.001 Par               Raj-Mohinder S. Gurm
       Value                   13718 91st Avenue        Officer & Director                  59.7%
     Common Stock             Surrey, BC, Canada        5,965,360 Common(2)
                                    V3V 7X1
----------------------------------------------------------------------------------------------------
     $.001 Par               Gerry Podersky-Cannon.
       Value                 126-1628 W 1st, Avenue      Officer & Director                 7.6%
     Common Stock            Vancouver, BC, Canada       738,736 Common(3)(4)
                                   V6J 1G1
----------------------------------------------------------------------------------------------------
     $.001 Par                 John Herman Rennie
       Value                 #402 5976 Tisdall Street    Officer & Director                 3.9%
     Common Stock             Vancouver, BC, Canada      380,000 Common(3)
                                    V5Z 3N2
----------------------------------------------------------------------------------------------------

     $.001 Par               Harvinder K. Sandhu
       Value                  156 E. 47th Avenue          Former Director                   5.04%
     Common Stock             Vancouver, BC, Canada       519,000 Common
                                    V5W 2A6
----------------------------------------------------------------------------------------------------
    $.001 Par
     Value                 All officers and directors
Common Stock               as a group (3 Persons)        7,084,096(2)(3)(4)                 68.8%
----------------------------------------------------------------------------------------------------


(1) Percentages are calculated based on 9,377,364 shares outstanding as of the date of this Prospectus and the issuance of an additional 200,000 shares already subscribed for. Pursuant to Rule 13d-3(d)(1), the percentage of shares owned for each person includes shares deemed to be outstanding upon the exercise of options by such person within 60 days of the reported date, but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.
(2) Includes 418,000 shares currently issuable upon exercise of options at a price of$.10 per share.
(3) Includes 150,000 shares currently issuable upon exercise of options at a price of $.10 per share to each of Messrs. Rennie and Podersky-Cannon.
(4) Includes 713,152 shares held of record by Canafra Financial Ltd., a British Columbian corporation, The shares of which are owned by Mr. Podersky-Cannon, and 25,584 shares held by Donna Y. Maroz,
      Mr. Podersky-Cannon,s spouse.

   Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of the Company's common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions.

      Two directors of the company, Raj-Mohinder S. Gurm and John H. Rennie have loaned money to the company from time to time

John Rennie, a Director loaned the company $71,100 by at interest rate of 11% and to date he has earned interest of $28,900. John Rennie also purchased 35,000 shares @ $.10/share in April, 1999, 50,000 shares @ $.065/share in June, 2000, and 145,000 shares @ $.05/share in March 2002(Debt Conversion). Mr. Rennie also has 150,000 shares subject to option at $.10/share. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

Raj-Mohinder Gurm, a director and officer of the company loaned the company $147,592 at the interest rate of 10%.
Raj-Mohinder Gurm's previous loans were converted to equity on Feb. 3rd, 2001 and again on March 6th, 2002. In consideration for these transactions, Mr. Gurm received 200,000 shares at $.05/share in March, 2002, and 1,666,000 shares
@ $.065/share on February 3, 2001. For the balance of his shares, 3,691,360 shares, Mr. Gurm Received 2,500,000 for transferring rights to formulations to Natco in April 1999, and he bought 691,360 shares at $.10/share in 1998, and the remaining 500,000 shares were purchased at $.065/share in Nov. 1995.
Mr. Gurm has 418,000 shares subject to option at $.10/share, and is entitled to an additional 67,000 option shares at $.10/share each year, plus additional option shares if sales targets are met, as otherwise stated herein.
Raj-Mohinder Gurm received 2,500,000 shares from the company in April 1999 for transferring rights to all formulations to the company from his name. Formulations transferred were for tire sealant. The formulations were valued by the board at $250,000 and 2.5 million shares were issued at $0.10 per share.

The appropriate agreement is attached as an exhibit 10. Company also owes Raj Gurm $270,602 for back wages, which have been accrued in last few years.
There is no time table as to when these wages will be paid. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

Canafra Financial Ltd, an affiliate of a Director Podersky-Cannon, purchased 452,852 shares @ $0.05/share on Dec. 19,2002, and 171,428 shares in March 2002
@ $.05/share and 100,000 shares in February 2001 @$.065/share Mr. Podersky-Cannon also has 150,000 shares subject to option at $.10/share. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

   A former Director Harvinder Sandhu purchased 50,000 shares at $0.05/share (Can. $) in Nov. 1997, 285,000 shares at $0.10/share (Can. $) in Aug. 1998,
34,000 shares at $0.15/share (Can. $) in Oct. 1998, and 150,000 shares at $0.10/share (Can. $) in Feb. 2001 (Debt Conversion). This debt was incurred by the company in October 1999 to meet working capital shortfall of the company at that time. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

   A former Director Harjinder Sandhu purchased, 100,000 shares at $0.065/share in Aug. 1998, 100,000 shares at $0.10/share in Oct. 1998, and 75,000 shares at $0.065/share in Feb. 2001 (Debt Conversion). This debt was incurred to pay-off some accounts payables in May 2000. All prices for the above mentioned shares were established by the Board of Directors arbitrarily. Ultimate Beauty Supply Ltd, a British Columbia Company, owned 100% by Harjinder Sandhu has loaned the company approximately $25,000 at interest rate of 0.5% above prime

     A former Director Ron Cranfield purchased, 100,000 shares at $0.035/share in May 1998, 40,000 shares at $0.065/share (in Jul 1998, and 220,000 shares at $0.065/share in Aug. 1998. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

A former Director Robert Harder purchased, 10,000 shares at $0.10/share in May 1998. All prices for the above mentioned shares were established by the Board of Directors arbitrarily.

The company owes Raj-Mohinder Gurm President, director and majority shareholder $147,592 as at March 31, 2005. This includes interest at 10%. The company also owes him back wages of $270,602 and a bonus of $12,401. There is no interest on the accrued wages or the bonus. Mr Gurm has agreed in writing not to demand payment until April 2006.

The company owes John Rennie, Secretary, Director, and shareholder of Natco total of approximately $108,812 as at March 31, 2005. This includes
$34,407 in interest at 11%. Mr Rennie has also agreed not to demand payment until April 2006.

The company owes $13,558 to Mr. Sohan S. Gurm. Mr. S. Gurm is father of Raj-Mohinder Gurm. He does not own any shares in Natco International Inc. Loan has a interest rate of Prime Plus .5 (4.75%).

The company owes $152,520 to Mr. Gurdev S. Sandhu. Mr. Sandhu is Father-in-law of Raj-Mohinder Gurm. He does not own any shares in Natco International Inc.

Loan has a interest rate of Prime Plus .5 (4.75%).

The company owes $37,202 to Mr. H. S. Sodhi. Mr. Sodhi is Cousin of Raj-Mohinder Gurm. He does not own any shares in Natco International Inc. Loan has a interest rate of Prime Plus .5 (4.75%).

The company owes $26,252 to Ultimate Beauty Supply Ltd., a British Columbia company, owned by a former director Harjinder Sandhu. Ms. Sandhu is Sister-in-law of Raj-Mohinder Gurm. She owns 275,000 shares in Natco International Inc. Loan has at interest rate of Prime Plus .5 (4.5%).

The company owes $33,919 to Mr. S.S. Chahal. Mr. Chahal is a cousin of Raj-Mohinder Gurm. He does not own any shares in Natco International Inc. Loan has a interest rate of 7%.


ITEM 13. EXHIBITS

Exhibits.  See "Exhibit Index" on page following signatures

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Staley Okada & Partners of Vancouver, BC are our independent Auditors. All their fees are current as of June 30, 2005. They do not provide any services other than Audit.

                                 SIGNATURES

   In accordance with Section 13 of the exchange act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: June 29,2005                         Title Chief Executive Officer & CFO



Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer      June 29, 2005

/s/John H. Rennie
-------------------------
Director, Secretary                                                June 29, 2005

/s/Gerry Podersky-Cannon
-------------------------
Director                                                           June 29, 2005

/s/Stephen Sleigh
-------------------------
Director, Controller                                               June 29, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------------

NATCO INTERNATIONAL INC.
Commission File Number: 333-91190
-----------------------------------
EXHIBIT INDEX
For
Form 10-KSB for 2005 fiscal year
-----------------------------------


Exhibit No.        Description of Exhibit
-----------        ----------------------

3.1   Certificate of Incorporation dated May 14, 1999
3.2   Certificate of Domestication of Non-US Incorporation dated May 14, 1999
3.3   Bylaws
3.4   Restated Certificate of Incorporation dated July 1, 2004
10.1  Building Lease dated Sept. 1, 1998
10.2  Loan Agreement with RBC Financial dated May 1999
10.3  Extension of building lease dated Sept. 1, 2001
10.4  Employment Contract with the President dated April 12, 1999
10.5  Loan Agreement with TD Canada Trust Bank dated Dec. 2, 1997
23.1  Consent of Auditors
31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002