Form 10QSB
period 2005-06-30
NATCO INTERNATIONAL INC.
filed 2005-09-14
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2005

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to ______________.

Commission file number  33391190


NATCO INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)


Delaware                             48-1099142
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


#200, 13018 - 80 Avenue
Surrey, BC, Canada, V3W 3B2
(address of principal executive offices)


(604) 507-6657
(Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     (X)               No       ( )


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.001 par value - 9,337,364 shares outstanding as of September 13,2005.


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended June 30, 2005

Table of Content

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements                                                 1

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

ITEM 3.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

ITEM 3.  Defaults Upon Senior Securities                                      24

ITEM 4.  Submission of Matters to a vote of Security Holders                  24

ITEM 5.  Other Information                                                    24

ITEM 6.  Exhibits                                                             24

Signatures                                                                    25

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.

(formerly Spectrum International Inc.)

FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Expressed in US Dollars)

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at June 30
Expressed in U.S. Dollars

Assets                                                 2005            2004
----------------------------------------------------------------------------

Current
   Accounts Receivables                     $       1,693      $       7,145
   Inventory (Note 3)                              27,642             24,414
   Prepaid expenses                                   950              3,226
                                            --------------------------------
                                                   30,285             34,785
Property, Plant and Equipment (Note 4)             10,469             13,560
Product rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      40,755      $      48,346
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      57,821      $      51,149
    Accounts Payables                              67,323             68,401
    Accrued liabilities                            14,328              3,749
    Due to related parties (Note 7)                37,659                 -
                                            --------------------------------
                                                  177,131            123,299
    Bank indebtedness (Note 6)                      5,979             15,469
    Due to Related Party (Note 7)                 838,087            678,915
                                            --------------------------------
                                                1,021,197            817,683
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement-3          469,172            469,172
Share subscriptions (Note 8c)                      33,053             20,000
Other comprehensive income - Statement-3         (138,827)          (86,383)
Deficit -statement 3                           (1,353,217)       (1,194,084)
                                            --------------------------------
                                                 (980,442)         (769,337)
                                            --------------------------------
                                            $      40,755      $      48,346
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended June 30
Expressed in U.S. Dollars


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $        2,478      $        8,917

Cost of sales                                      1,192               6,870
                                          --------------      --------------
Gross profit (2005-35.7%; 2004-37.5%)              1,286               2,047
                                          --------------      --------------

Expenses
   Advertising and promotion                           -                   -
   Automotive                                          -                   -
   Bank charges                                      180                 834
   Commissions                                         -                   -
   Consulting fees                                     -               1,103
   Depreciation                                      597                 765
   Insurance                                          23                   8
   Legal and accounting                            3,674                 682
   Office and other                                  411               1,171
   Rent                                            3,387               6,473
   Research and development                            -               5,738
   Salaries and benefits                          10,067              14,472
   Telephone and utilities                         1,222                 920
                                          ----------------------------------

                                                  19,561              32,116
                                           ----------------------------------

Loss Before Other Items                          (18,275)            (30,119)
                                          ----------------------------------
Other Items
   Other income                                      483               3,842
   Interest expense                               (5,972)            (6,176)
                                          ----------------------------------

                                                  (5,489)            (2,334)
                                          ----------------------------------

Net loss for the Period                      $   (23,764)     $     (32,453)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.00)      $      (0.00)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Period Ended June 30, 2005
Expressed in U.S. Dollars


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002            8,393,928    $8,394      $417,516     $33,549        $19,886       $(822,300) $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)        -           -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)        -           -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -          -            -           3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -           -            -          15,273

Share Subscription(Note 8c)        -         -           -         20,000         -            -          20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -            (33,224)       -         (33,224)

Net Loss                                                                                      (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003            9,377,364    9,377       469,172      20,000        (13,338)      (1,008,547) (523,336)

Change in foreign
Currency Translation
Adjustment                         -        -         -            -             (73,045)        -         (73,045)

Net Loss                                                                                      (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004            9,377,364   $9,377      $469,172     $20,000        $(86,383)     (1,161,631) (749,465)
Share subscription(Note 8c)         -        -             -       5,000             -          -            5,000

Change in foreign
Currency Translation
Adjustment                          -        -             -            -         (75,092)        -        (75,092)

Net Loss                            -        -             -            -             -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005            9,377,364   $9,377       $469,172     $25,000       $(161,475)    (1,329,453) (987,379)
Share subscription(Note8c)          -        -             -        8,053            -             -          8,053

Change in foreign
Currency Translation
Adjustment                         -         -             -            -         22,648            -         22,648

Net Loss                           -         -             -            -            -          (23,764)     (23,764)

----------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005            9,377,364   $9,377        $469,172     33,053       (138,827)      (1,353,217)  (980,422)
========================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Period Ended June 30
Expressed in U.S. Dollars

Cash flows provided by (Used In)               2005                 2004
--------------------------------------------------------------------------------

Operating activities
  Net loss                                      $(23,764)           $(32,453)
  Adjustments to determine cash flows:
    Depreciation                                   597                  765
  Change in non-cash working capital:
    Accounts receivable                           1,384                6,066
    Inventory                                       279                  539
    Prepaid Expenses                                 12                 (63)
    Accounts Payable                             (18,877)   		(23,144)
    Accrued Liabilities                           (8,863)            (19,129)

                                           -----------------------------------
                                                 (49,232)             (67,419)

                                            -----------------------------------
Financing activities
  Bank indebtedness                                  565              (4,444)
  Due to related parties                          17,966               59,282
  Share Subscriptions                              8,053                   -

						-----------------------------------
                                                  26,584                54,838

						-----------------------------------
  Foreign exchange                                22,648                12,581
  Cash position - Beginning of Year                   -                    -

						-----------------------------------
Cash position, End of Year                     $      -                $   -
=================================================================================

Supplementary cash flows
information:
  Interest paid                                 $ 5,489                 $ 8,395
  Income taxes paid                             $  -                    $    -
================================================================================

                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise Additional capital and to achieve profitable operations. It is management's intention topursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

The company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2004 and 2003. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Expressed in US Dollars
===============================================================================

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


vii)   SFAS No. 153

In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary
Assets - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replacesit with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005

r)   Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods

s)    Product Warranty

The company's policy is to replace tire sealant and jewellery cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Expressed in US Dollars
===============================================================================
3.	Inventory

Details are as follows:
                                               2005              2004
                                       --------------------------------
Raw materials                          $     26,154        $    19,706
Finished Goods                                1,488              4,708
                                       --------------------------------
                                       $     27,642        $    24,414
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                                      2005         2004
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 12,534    $  11,271     $  1,263     $  1,804
Manufacturing
  Equipment               50,108       40,902        9,206       11,756
-----------------------------------------------------------------------
                        $ 62,642    $  52,173     $ 10,469     $ 13,560
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                      2005             2004
                                                 --------------------------
Checks written in excess of funds on deposit     $   15,786       $   2,290

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (2004
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             5,224         7,962

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (2004 - 2%). The loan is due
on demand; however, the bank allowed the
company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                       10,982         15,155

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            31,808         29,330

HSBC, demand non-revolving loan, secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and a director
and officer of the company, interest at bank
prime plus 2% (2004 - 2%).  The company is
allowed to make blended principal and interest
payments of CDN$1,110 per month. During fiscal
2005 the company repaid the loan in full
                                                       -              11,881

                                                -----------------------------
                                                      63,800          66,618
Less: Current Portion                                (57,821)        (51,149)

                                                -----------------------------
Long-term portion                                      5,979          15,469

                                                 -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            57,821
2007                                                              5,979
                                                    -------------------
                                                    $            63,800
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Expressed in US Dollars
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                                     2005         2004
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2004 - 0.5%). Except for a current portion
of $38,944 The creditors have agreed not
to demand payment within the next 12 months.
Therefore, a portion of these loans have been
classified as non-current liabilities.          $  285,286    $  192,709

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2004 - 8.33% to 11%).  The creditors have
agreed not to demand payment in advance of
April 1, 2006.  Therefore, these loans have
been classified as non-current liabilities.        267,440       241,671

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2004 - nil%). The creditor has agreed
not to demand payment within the next 12 months.
Therefore, these loans have been classified
as non-current liabilities.                       289,538        214,545

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.             33,482        29,990
                                              -------------------------
                                               $  875,746    $  678,915
Less: Current portion                            (37,659)          -
                                              -------------------------
Long-term portion                              $  838,087    $  678,915
                                              -------------------------

b)	Interest expense on amounts due to directors and an officer was
        $5,133 (2004 - $4,601).

c)	Salaries and benefits include $12,501 (2004 - $13,765) paid to a director and officer of the company.

d)	As at June 30, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

e)	Sales include $433 (2004- 0) to a company with a director in
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

	During fiscal 2005, the company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	During fiscal 2006, the company received $8,053 as a subscription for 100,000 shares at $0.05 per share

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

                            -------------------------------------------------
                                                                    April 2002
Outstanding at June 30, 2002     134,000   CDN $0.15    CDN $0.15  -April 2004

Expired                           (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at June 30, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 April30 2008

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at June 30, 2004    651,000       $0.10        $0.10 -April 30 2008

Granted                          67,000       $0.10        $0.10  April 30 2009

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at June 30, 2005    718,000       $0.10        $0.10 -April 30,2009

                              -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the period ended June 30, 2005 would be $4,180
(2004 - $4,158). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.7%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          73%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2005               2004
                                   -----------------------------
Loss as reported                   $    (23,764)  $     (32,453)
Stock compensation expense               (1,029)         (4,158)
                                   -----------------------------
Pro forma loss                     $    (24,793)  $     (36,608)
                                   -----------------------------
Loss per common share              $      (0.02)  $       (0.02)
Pro forma loss per common share    $      (0.02)  $       (0.02)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                          2005             2004
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     1,849      $     5,017
  Cost of sales                                  729            3,736
                                         -----------------------------
  Gross Profit                                 1,120            1,281
                                         -----------------------------
Tire Sealant
  Sales                                          629            3,900
  Cost of sales                                  426            3,134
                                         -----------------------------
Gross profit                                     165              766
                                         -----------------------------
Total gross profit                             1,285            2,047
Expense, net of other income                 (25,049)         (34,500)
                                         -----------------------------
Net loss                                 $   (23,764)     $   (32,453)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                               2005               2004
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    1,064        $     6,590
  Tire Sealant                                  629                555
                                         ------------------------------
                                         $    1,693        $     7,145
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   18,025        $    13,792
  Tire Sealant                                9,617             10,622
                                         ------------------------------
                                         $   27,642        $    24,414
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
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

Page 18
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

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

Payables have continued to increase, and are of concern to us. This concern has been exacerbated by the loss of our funding due to delays in registration of our SB-2, which went effective May 9, 2005. However, we require approximately $750,000 in the next 12 months to bring the company to profitability. In any event, as revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in payables being a sufficient source of capital for that period. The company Started trading on the Over the Counter Bulletin Board in August 2005. The company is now looking for debit and/or equity financing.

We have devoted most of our capital to product development and associated working capital and administrative items. We have only had the capital to devote $13,693 to advertising and promotion in the period April 1, 2002 to June 30, 2005; research and development expenditures during the same period were $61,126. Legal and accounting expenses at approximately $99,082 during the period from April 1, 2002 to June 30, 2005 have been a heavy burden on us because of the various transactions associated with our efforts to become a listed company in United states. While Management believed these were appropriate when made, as a means to increase our ability to raise capital to support planned expansion, these expenses have also limited our ability to

Page 19
engage in marketing and promotion and engage in other expenditures which may have made us more productive and profitable, or increased our revenues. Legal and accounting are expected to be major expense items in the current period since June 30, 2005 as well, due to the accounting and legal costs associated with public company compliance.

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

Results of Operations

 Three month period ended June 30, 2005

Due to lack of funds and inventory the sales have been declining for some time. Sales in the first quarter of the fiscal year 2006 decreased to $2,478 as compared to same time period last year at $8,917. We lost $23,764 in Q1 as compared to $32,453 in Q1 last year. This decrease in loss is due to two employees being laid off in December of 2004. The sales and profitability of the company is not expected to improve until company can get some funding and buy some inventory and bring back the two employees.



Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from April 1, 2004 to June 30, 2005 current assets decreased by $1,675 and property, plant and equipment dropped $597. In the same period bank debt increased by $565, and payables decreased by $18,877. However, Due to related parties increased by $19,251 in the same period. The deficit during that period increased from $1,329,453 to $1,353,217.

In the 3 months ended June 30, 2005 Natco used $49,232 of cash in its Operating activities, primarily for general and administrative expenses such as salaries, legal and accounting , rent, and trade payables. Cash provided by financing activities was $26,584, which consisted of $17,966 in cash advanced by related parties, and cash of $565 increase bank debt and 8,053 from share subscriptions. No notes were paid down in the year ended March 31, 2005.(For more detail regarding related party advances please see the Certain Transactions Section of this document and statement 4 of the Financial Statements) A significant portion of our accounts payable of $67,821 as of June 30, 2005 consists of professional fees, including $29,000 to our former lawyers and $20,000 to former auditors. Both of these payables will not be paid until Natco is funded. The remaining $18,323 is owed to our suppliers.

The company owes $838,087 to related parties the breakdown is listed in the financial statements, Note 7.

We have a contingent liability of up to $100,000CDN.
A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs. See details in
Part II, Item 1.

   The Company has been sustaining a loss on operations of about $170,000 per year in the past two fiscal years. If we satisfy current liabilities of $177,131 as of June 30, 2005 plus working capital requirements will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements. It may take us 3 to 6 months to raise the required money.

Our estimated fixed costs at this time are approximately $6,500 per month $1,500 in building Lease, $1,000 Utilities, $3,000 loan interest and principle payments, and remaining $1,000 for miscellaneous expenses). We can get about $1,100 from the current levels of sales. That means, we will have to raise approximately $5,400 per month until funding is in place. We will also require further 15 to 20 thousand dollars for legal and accounting fees related to public company compliance. We will look for new sources of funding such as the $20,000 cdn line of credit secured by the company in Feb. 2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $750,000. This money will allow us to payback account payables and some debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to spend some money on marketing of our products to increase the sales levels.

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

ITEM 3. CONTROLS AND PROCEDURES

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

Page22
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The plaintiff has decided to pursue the claim. The discovery hearing was held on September 9, 2005, and the trial date is set for October 5 and 6, 2005.

We have not yet decided if we are going to pursue a counterclaim at this time.

Page 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
31.1	Certificate of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Controller Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
      32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certificate of controller Pursuant to Section 906 of Sarbanes-Oxley act of 2002.

                                SIGNATURES

   In accordance with Section 13 of the exchange act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: September 13,2005                    Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
--------------------------------------------
Director, Chief Executive Officer and CFO                 September 13,2005

/s/John H. Rennie
-------------------------
Director, Secretary                                       September 13,2005

/s/Gerry Podersky-Cannon
-------------------------
Director                                                   September 13,2005

/s/Stephen Sleigh
-------------------------
Director, Controller                                       September 13,2005