Form 10QSB/A
period 2005-06-30
NATCO INTERNATIONAL INC.
filed 2005-10-31
CIK 1172069

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.

(formerly Spectrum International Inc.)

FINANCIAL STATEMENTS

June 30, 2005 and 2004
Unaudited - Prepared by Management

(Expressed in US Dollars)

These interim financial statements have been preparedby the management of the company and have not been reviewed or audited by the company's auditors

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at June 30
Unaudited - Prepared by Management
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
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended June 30
Unaudited - Prepared by Management
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
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Period Ended June 30, 2005
Unaudited - Prepared by Management
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
========================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Period Ended June 30
Unaudited - Prepared by Management
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
================================================================================

                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
Expressed in US Dollars
===============================================================================

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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

                              -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
June 30, 2005 and 2004
Unaudited - Prepared by Management
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