Form 10QSB
period 2005-09-30
NATCO INTERNATIONAL INC.
filed 2005-11-28
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2005

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


#200, 13018 ? 80 Avenue
Surrey, BC, Canada, V3W 3B2
(address of principal executive offices)


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

Common stock, $0.001 par value ? 9,337,364 shares outstanding as of September 13,2005.


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended September 30, 2005

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

Part 1 ? FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
FINANCIAL STATEMENTS
September 30, 2005 and 2004
Unaudited ? Prepared by Management
(Expressed in US Dollars)

These interim financial statements have been prepared by the management of the company and have not been reviewed or audited by the company's auditors

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at September 30
Unaudited ? Prepared by Management
Expressed in U.S. Dollars

Assets                                                 2005            2004
----------------------------------------------------------------------------

Current
   Accounts Receivables                     $       1,995      $       6,243
   Inventory (Note 3)                              27,310             24,985
   Prepaid expenses                                 1,001              3,410
                                            --------------------------------
                                                   30,306             34,638
Property, Plant and Equipment (Note 4)              9,872             12,795
Product rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      40,179      $      47,434
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      61,126      $      52,389
    Accounts Payables                              80,490             68,309
    Accrued liabilities                               388              3,171
    Due to related parties (Note 7)                38,703             35,669
                                            --------------------------------
                                                  180,707            159,538
    Bank indebtedness (Note 6)                      5,744             12,469
    Due to Related Party (Note 7)                 918,132            736,819
                                            --------------------------------
                                                1,104,583            908,826
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement-3          469,172            469,172
Share subscriptions (Note 8c)                      33,000             20,000
Other comprehensive income - Statement-3         (193,522)          (122,019)
Deficit -statement 3                           (1,382,431)        (1,237,922)
                                            --------------------------------
                                               (1,064,404)         (861,392)
                                            --------------------------------
                                            $      40,179      $      47,434
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended September 30
Unaudited ? Prepared by Management
Expressed in U.S. Dollars


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $        3,607      $       16,483

Cost of sales                                      1,514              11,711
                                          --------------      --------------
Gross profit (2005-35.7%; 2004-37.5%)              2,093               4,772
                                          --------------      --------------

Expenses
   Advertising and promotion                           -                  60
   Bank charges                                      685               1,089
   Consulting fees                                     -               2,250
   Depreciation                                    1,195               1,530
   Insurance                                          29                  17
   Legal and accounting                            5,044              10,704
   Office and other                                  446               1,048
   Rent                                            6,878              12,052
   Research and development                           56              12,871
   Salaries and benefits                          25,531              29,740
   Telephone and utilities                         1,629               1,812
                                          ----------------------------------

                                                  41,493              73,175
                                           ----------------------------------

Loss Before Other Items                          (39,400)            (68,403)
                                          ----------------------------------
Other Items
   Other income                                      654              5,492
   Interest expense                              (14,232)           (13,380)
                                          ----------------------------------

                                                 (13,578)            (7,888)
                                          ----------------------------------

Net loss for the Period                      $   (52,978)     $     (76,291)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.01)      $      (0.01)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Period Ended September 30, 2005
Unaudited ? Prepared by Management
Expressed in U.S. Dollars


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002            8,393,928    $8,394      $417,516     $33,549        $19,886       $(822,300) $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)        -           -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)        -           -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -          -            -           3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -           -            -          15,273

Share Subscription(Note 8c)        -         -           -         20,000         -            -          20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -            (33,224)       -         (33,224)

Net Loss                                                                                      (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003            9,377,364    9,377       469,172      20,000        (13,338)      (1,008,547) (523,336)

Change in foreign
Currency Translation
Adjustment                         -        -         -            -             (73,045)        -         (73,045)

Net Loss                                                                                      (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004            9,377,364   $9,377      $469,172     $20,000        $(86,383)     (1,161,631) (749,465)
Share subscription(Note 8c)         -        -             -       5,000             -          -            5,000

Change in foreign
Currency Translation
Adjustment                          -        -             -            -         (75,092)        -        (75,092)

Net Loss                            -        -             -            -             -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005            9,377,364   $9,377       $469,172     $25,000       $(161,475)    (1,329,453) (987,379)
Share subscription(Note8c)          -        -             -        8,000            -             -          8,000

Change in foreign
Currency Translation
Adjustment                         -         -             -            -         32,047            -         32,047

Net Loss                           -         -             -            -            -          (52,978)     (52,978)

----------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005            9,377,364   $9,377        $469,172     33,000       (193,522)      (1,382,431)  (1,064,404)
========================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Period Ended September 30
Unaudited ? Prepared by Management
Expressed in U.S. Dollars

Cash flows provided by (Used In)               2005                 2004
--------------------------------------------------------------------------------

Operating activities
  Net loss                                      $(52,978)           $(76,291)
  Adjustments to determine cash flows:
    Depreciation                                  1,194                1,530
  Change in non-cash working capital:
    Accounts receivable                           1,082                6,968
    Inventory                                       611                  (32)
    Prepaid Expenses                                 (39)               (247)
    Accounts Payable                              (5,710)   	        (23,236)
    Accrued Liabilities                          (22,803)            (19,707)

                                           -----------------------------------
                                                 (78,643)           (111,015)

                                            -----------------------------------
Financing activities
  Bank indebtedness                                3,635              (6,204)
  Due to related parties                          99,055              152,855
  Share Subscriptions                              8,000                   -

						-----------------------------------
                                                 110,690               146,651

						-----------------------------------
  Foreign exchange                                32,047                35,636
  Cash position - Beginning of Year                   -                    -

						-----------------------------------
Cash position, End of Year                     $      -                $   -
=================================================================================

Supplementary cash flows
information:
  Interest paid                                 $14,232                 $13,380
  Income taxes paid                             $     -                 $     -
================================================================================

                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

1.	Nature of Operations and Going Concern

The company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14,
1999, the company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective
June 3, 2004, the company changed its name from Spectrum International
Inc. to Natco International Inc.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
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

The company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2004 and 2003.Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements - Continued

vi)   SFAS No. 151

In November 2004, the FASB also issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". This standard is effective for the fiscal years beginning after September 15, 2005, therefore the Company will adopt it on April 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position. In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary Assets - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after September 15, 2005.


vii)   SFAS No. 153

In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary
Assets - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replacesit with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after September 15, 2005

r)   Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods

s)    Product Warranty

The company's policy is to replace tire sealant and jewellery cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================
3.	Inventory

Details are as follows:
                                               2005              2004
                                       --------------------------------
Raw materials                          $     25,495        $    21,260
Finished Goods                                1,815              3,725
                                       --------------------------------
                                       $     27,310        $    24,985
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                                      2005         2004
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 12,534    $  11,374     $  1,160     $  1,658
Manufacturing
  Equipment               50,108       41,396        8,712       11,137
-----------------------------------------------------------------------
                        $ 62,642    $  52,770     $  9,872     $ 12,795
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                      2005             2004
                                                 --------------------------
Checks written in excess of funds on deposit     $   16,788       $   3,079

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (2004
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             4,434         7,759

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (2004 - 2%). The loan is due
on demand; however, the bank allowed the
company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                       10,780         14,423

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            34,898         29,224

HSBC, demand non-revolving loan, secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and a director
and officer of the company, interest at bank
prime plus 2% (2004 - 2%).  The company is
allowed to make blended principal and interest
payments of CDN$1,110 per month. During fiscal
2005 the company repaid the loan in full
                                                       -              10,373

                                                -----------------------------
                                                      66,870          64,858
Less: Current Portion                                (61,126)        (52,389)

                                                -----------------------------
Long-term portion                                      5,744          12,469

                                                 -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            61,126
2007                                                              5,744
                                                    -------------------
                                                    $            66,870
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                                     2005         2004
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2004 - 0.5%). Except for a current portion
of $38,944 The creditors have agreed not
to demand payment within the next 12 months.
Therefore, a portion of these loans have been
classified as non-current liabilities.          $  295,376    $  267,629

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2004 - 8.33% to 11%).  The creditors have
agreed not to demand payment in advance of
April 1, 2006.  Therefore, these loans have
been classified as non-current liabilities.        304,920       231,883

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2004 - nil%). The creditor has agreed
not to demand payment within the next 12 months.
Therefore, these loans have been classified
as non-current liabilities.                       321,252        241,662

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.             35,287        31,315
                                              -------------------------
                                               $  956,835    $  772,488
Less: Current portion                            (38,703)          -
                                              -------------------------
Long-term portion                              $  918,132    $  736,819
                                              -------------------------

b)	Interest expense on amounts due to directors and an officer was
        $11,976 (2004 - $11,210).

c)	Salaries and benefits include $31,401 (2004 - $28,803) paid to a director and officer of the company.

d)	As at September 30, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

e)	Sales include $501 (2004- 0) to a company with a director in
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
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

	During fiscal 2005, the company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	During fiscal 2006, the company received $8,000 as a subscription for 100,000 shares at $0.05 per share

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

                            -------------------------------------------------
                                                                    April 2002
Outstanding at June 30, 2002     134,000   CDN $0.15    CDN $0.15  -April 2004

Expired                          (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at June 30, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 April30 2008

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at June 30, 2004    651,000       $0.10        $0.10 -April 30 2008

Granted                          67,000       $0.10        $0.10  April 30 2009

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at Sept 30, 2005    718,000       $0.10        $0.10 -April 30,2009

                              -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the period ended September 30, 2005 would be $4,180 (2004 - $4,158). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.7%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          73%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2005               2004
                                   -----------------------------
Loss as reported                   $    (52,978)  $     (76,291)
Stock compensation expense               (1,029)         (4,158)
                                   -----------------------------
Pro forma loss                     $    (51,949)  $     (72,133)
                                   -----------------------------
Loss per common share              $      (0.01)  $       (0.01)
Pro forma loss per common share    $      (0.01)  $       (0.01)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

9.	Income Taxes

At September 30, 2005, the company has net operating losses carried forward of approximately $1,098,000 that may be offset against taxable income from 2020 to 2025. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that carry-forwards will expire unused. Accordingly, the potential tax benefit of the loss carry-forwards are offset by a valuation allowance of the same amount.
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

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                          2005             2004
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     2,968      $    11,271
  Cost of sales                                1,050            8,602
                                         -----------------------------
  Gross Profit                                 1,918            2,669
                                         -----------------------------
Tire Sealant
  Sales                                          639            5,213
  Cost of sales                                  464            3,109
                                         -----------------------------
Gross profit                                     175            2,103
                                         -----------------------------
Total gross profit                             2,093            4,772
Expense, net of other income                 (55,071)         (81,063)
                                         -----------------------------
Net loss                                 $   (52,978)     $   (76,291)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                               2005               2004
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    1,797        $     4,985
  Tire Sealant                                  198              1,258
                                         ------------------------------
                                         $    1,995        $     6,243
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   17,682        $    13,554
  Tire Sealant                                9,628             11,431
                                         ------------------------------
                                         $   27,310        $    24,985
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
September 30, 2005 and 2004
Unaudited ? Prepared by Management
Expressed in US Dollars
===============================================================================

12.	Contingent Liability

The company was a defendant in a legal action for payment of services. The plaintiff claimed that the amount owing is approximately CDN$52,000 plus and costs.Management believed that the company's liability was approximately CDN$28,000 which has been recorded as a liability in these financial statements. On October 5, 2005 the company and the plaintiff settled the claim for CDN$50,000 in an out of court settlement. The remaining portion of CDN$22,000 of the settlement will be recorded in the next period ending December 31, 2005.

Page 18
ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

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

Payables have continued to increase, and are of concern to us. This concern has been exacerbated by the loss of our funding due to delays in registration of our SB-2, which went effective May 9, 2005. However, we require approximately $750,000 in the next 12 months to bring the company to profitability. In any event, as revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in payables being a sufficient source of capital for that period. The company Started trading on the Over the Counter Bulletin Board in August 2005. The company is now looking for debit and/or equity financing. We are expecting to close a funding of at least $250,000 before the end of December 2005.

Results of Operations

 Six month period ended September 30, 2005

Due to lack of funds and inventory the sales have been declining for some time. Sales in the first and second quarter of the fiscal year 2006 decreased to $3,607 as compared to same time period last year at $16,483. We lost $52,978 in first two quarters as compared to $76,291 in Q1 and Q2 last year. This decrease in loss is due to two employees being laid off in December of 2004. The sales and profitability of the company is not expected to improve until company can get some funding and buy some inventory and bring back the two employees.


Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from April 1, 2004 to September 30, 2005 current assets decreased By $1,654 and property, plant and equipment dropped $1,194. In the same period Bank debt decreased by $3,635, and payables decreased by $5,710. However, Due To related parties increased by $99,055 in the same period. The deficit during that period increased from $1,329,453 to $1,382,431.

In the 6 months ended September 30, 2005 Natco used $78,643 of cash in its Operating activities, primarily for general and administrative expenses such as salaries, legal and accounting , rent, and trade payables. Cash provided by financing activities was $110,690, which consisted of $99,055 in cash advanced by related parties, and cash of $3,635 decrease bank debt and 8,000 from share subscriptions. No notes were paid down in the year ended March 31, 2005.(For more detail regarding related party advances please see the Certain Transactions Section of this document and statement 4 of the Financial Statements)

The company owes $956,835 to related parties the breakdown is listed in the financial statements, Note 7.

We had a contingent liability of up to $100,000CDN.
A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs. We have settled this matter out of court for CDN$50,000. See details in
Part II, Item 1.

   The Company has been sustaining a loss on operations of about $150,000 per year in the past two fiscal years. If we satisfy current liabilities of $180,707 as of September 30, 2005 plus working capital requirements will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements. It may take us 3 to 6 months to raise the required money.

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

Page22
PART II ? OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs.

This matter was settled out of court on October 5, 2005. The settlement requires us to pay CDN$50,000 to the plantiff. The company does not have the money to pay this debt at this time, however, we expect some debit funding from an insider to take care of this debt in December of 2005. A consent Judgment against the company has been filed with the Supreme Court of British Columbia.

Page 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
31.1	Certificate of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Controller Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
      32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of controller Pursuant to Section 906 of the
      Sarbanes-Oxley act of 2002.

Page24

                                SIGNATURES

In accordance with Section 13 of the exchange act, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: Novenber 28,2005                    Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  November 28,2005

/s/John H. Rennie
-------------------------
Director, Secretary                                            November 28,2005
/s/Gerry Podersky-Cannon
-------------------------
Director                                                       November 28,2005

/s/Stephen Sleigh
-------------------------
Director, Controller                                           November 28,2005