Form 10QSB/A
period 2005-06-30
NATCO INTERNATIONAL INC.
filed 2005-12-21
CIK 1172069

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.

(formerly Spectrum International Inc.)

INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Expressed in US Dollars)

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                                 June 30,          March 31,
Assets                                               2005               2005
----------------------------------------------------------------------------

Current
   Accounts Receivable                      $       1,693      $       3,077
   Inventory (Note 3)                              28,155             27,921
   Prepaid expenses                                   950                962
                                            --------------------------------
                                                   30,798             31,960
Property, Plant and Equipment (Note 4)             13,366             11,066
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      44,165      $      43,027
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      58,684      $      54,829
    Accounts payable                               90,376             86,200
    Accrued liabilities                               368             23,191
    Due to related parties (Note 7)                37,659             38,944
                                            --------------------------------
                                                  187,087            203,164
Bank Indebtedness (Note 6)                          5,979              8,406
Due to Related Parties (Note 7)                   838,080            818,836
                                            --------------------------------
                                                1,031,146          1,030,406
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement-3          469,172            469,172
Share subscriptions (Note 8c)                      33,053             25,000
Other comprehensive income - Statement-3         (144,149)          (161,475)
Deficit -statement 3                           (1,354,434)        (1,329,453)
                                            --------------------------------
                                                 (986,981)          (987,379)
                                            --------------------------------
                                            $      44,165      $      43,027
============================================================================

On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $        2,478      $        8,917

Cost of sales                                      1,251               6,870
                                          --------------      --------------
Gross profit (2005-49.5%; 2004-23.0%)              1,227               2,047
                                          --------------      --------------

Expenses
   Bank charges                                      335                 834
   Consulting fees                                     -               1,103
   Depreciation                                      753                 765
   Insurance                                          29                   8
   Legal and accounting                            4,210                 682
   Office and other                                  411               1,171
   Rent                                            3,387               6,473
   Research and development                            -               5,738
   Salaries and benefits                          10,067              14,472
   Telephone and utilities                         1,410                 920
                                          ----------------------------------

                                                  20,602              32,116
                                           ----------------------------------

Loss Before Other Items                          (19,375)            (30,119)
                                          ----------------------------------
Other Items
   Other income                                      483               3,842
   Interest expense                               (6,089)            (6,176)
                                          ----------------------------------

                                                  (5,606)            (2,334)
                                          ----------------------------------

Net loss for the Period                      $   (24,981)     $     (32,453)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.00)      $      (0.00)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394     $417,516     $33,549       $19,886      $(822,300)  $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431       18,207     (18,638)         -             -            -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160       14,751     (14,911)         -             -            -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85        3,732          -           -             -           3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307       14,966          -           -             -          15,273

Share Subscription(Note 8c)        -          -           -        20,000          -             -          20,000

Change in foreign
Currency Translation
Adjustment                         -          -           -            -        (33,224)         -         (33,224)

Net Loss                           -          -           -            -           -          (186,247)   (186,247)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377      469,172      20,000       (13,338)    (1,008,547)   (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -            -            -        (73,045)         -         (73,045)

Net Loss                           -         -            -            -           -          (153,084)   (153,084)

--------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004            9,377,364     $9,377     $469,172     $20,000      $(86,383)    (1,161,631)   (749,465)
Share subscription(Note 8c)         -        -             -        5,000            -          -            5,000

Change in foreign
Currency Translation
Adjustment                          -        -             -           -        (75,092)        -          (75,092)

Net Loss                            -        -             -           -             -        (167,822)   (167,822)

--------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005            9,377,364     $9,377     $469,172     $25,000     $(161,475)    (1,329,453)   (987,379)
Share subscription(Note8c)          -        -             -        8,053            -           -           8,053

Change in foreign
Currency Translation
Adjustment                          -        -             -           -         17,326          -          17,326

Net Loss                            -        -             -           -             -         (24,981)    (24,981)

--------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- June 30, 2005             9,377,364    $9,377      $469,172      33,053      (144,149)    (1,354,434)   (986,981)
====================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited


Cash flows provided by (Used In)               2005                 2004
--------------------------------------------------------------------------------

Operating activities
  Net loss                                      $(24,981)           $(32,453)
  Adjustments to determine cash flows:
    Depreciation                                   753                  765
  Change in non-cash working capital:
    Accounts receivable                           1,384                6,066
    Inventory                                      (234)                 539
    Prepaid Expenses                                 12                  (63)
    Accounts Payable                              4,176   		(23,144)
    Accrued Liabilities                         (22,823)             (19,129)

                                           ----------------------------------
                                                (41,713)             (67,419)

                                            ---------------------------------
Financing activities
  Bank indebtedness                                1,428              (4,444)
  Due to related parties                          17,959               59,282
  Share Subscriptions                              8,053                   -

						---------------------------------
                                                  27,440                54,838

						---------------------------------
  Foreign exchange                                14,273                12,581
  Cash position - Beginning of Year                   -                    -

						---------------------------------
Cash position, End of Year                     $      -                $   -
================================================================================

Supplementary cash flows
information:
  Interest paid                                 $ 5,489                 $ 8,395
  Income taxes paid                             $  -                    $    -
===============================================================================

Supplementary schedule of non-cash
investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $ 3,053                 $    -
===============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

The company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional to the reporting currency at the exchange rate in effect at the balance sheet date, and equity at historical rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting unrealized translation gains and losses are accumulated in a separate Component of stockholders' equity - other comprehensive income (loss).
Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements - Continued

i)	SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for
Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with Ltd exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.
Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is expected to have a material effect on the Company's results of operations and financial position.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements - Continued

ii)   SFAS No. 151

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

iii)   SFAS No. 153

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


iv)   SFAS No. 153

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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                            June 30, 		 March 31,
						 2005           	   2005
                                       --------------------------------
Raw materials                          $     26,574        $    25,805
Finished Goods                                1,581              2,116
                                       --------------------------------
                                       $     28,155        $    27,921
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
						June 30,	March 31,
                                                      2005         2005
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 16,001    $  14,388     $  1,613    $  1,365
Manufacturing
  Equipment               63,966       52,213       11,753       9,701
-----------------------------------------------------------------------
                        $ 79,967    $  66,601     $ 13,366    $ 11,066
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
							June 30,		 March 31,
                                                      2005             2005
                                                 --------------------------
Checks written in excess of funds on deposit     $   16,649       $   11,175

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (March 31, 2005
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             5,224         6,032

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%).
The loan is due on demand; however, the bank
allowed the company to repay the loan by making
fixed monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                       10,982         12,771

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            31,808         33,257

                                                 -----------------------------
                                                      64,663          63,235
Less: Current Portion                                (58,684)        (54,829)

                                                -----------------------------
Long-term portion                                      5,979           8,406

                                                 -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            58,684
2007                                                              5,979
                                                    -------------------
                                                    $            64,663
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:

							June 30,	March 31,
                                                     2005         2005
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(March 31, 2005 - 0.5%). Except for a
current portion of $37,659 The creditors
have agreed not to demand payment within
the next 12 months.  Therefore, a portion
of these loans have been classified as
non-current liabilities.		          $  285,279    $  284,454

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(March 31, 2005 - 8.33% to 11%).
The creditors have agreed not to demand
payment within the next 12 months.
Therefore, these loans have been classified
as non-current liabilities.        			267,440       256,404

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (March 31, 2005 - nil%). The creditor
has agreed not to demand payment within the
next 12 months.  Therefore, these loans have
been classified as non-current liabilities.           289,538       283,003

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.             	33,482        33,919
                                              	-------------------------
                                               	$  875,739    $  857,780
Less: Current portion                               (37,659)      (38,944)
                                                 -------------------------
Long-term portion                                $   838,080    $  818,836
                                                 -------------------------

b)	Interest expense on amounts due to directors and an officer was
        $5,133 (2004 - $4,601).

c)	Salaries and benefits include $10,067 (2004 - $14,168) paid to a director and officer of the company.

d)	As at June 30, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

e)	Sales include $433 (2004- $Nil) to a company with a director in
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

	During fiscal 2005, the company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	During fiscal 2006, the company received $8,053 as a subscription for 100,000 shares at $0.08053 per share

	Management is planning to issue these shares subsequent to the period-end

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

                            -------------------------------------------------
                                                                    April 2002
Outstanding at March 31, 2002     134,000   CDN $0.15    CDN $0.15  -April 2004

Expired                           (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10       $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 April30 2008

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2004    651,000       $0.10       $0.10 -April 30 2008

Granted                          67,000       $0.10        $0.10  April 30 2009

                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2005   718,000      $0.10    $0.10 -April 30,2009

Granted                           67,000       $0.10        $0.10  April 30 2010

                              -------------------------------------------------
                                                                     May 8,2007
Outstanding at June 30, 2005     785,000       $0.10        $0.10 -April 30,2010

			       -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the period ended June 30, 2005 would be $4,180
(2004 - $4,155). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.5%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          72%              73%
Expected option life in years             5                5

The resulting pro forma loss per share for the year is as follows:
                                           2005            2004
                                   -----------------------------
Loss as reported                   $    (24,981)  $     (32,453)
Stock compensation expense               (1,565)         (4,155)
                                   -----------------------------
Pro forma loss                     $    (26,546)  $     (36,608)
                                   -----------------------------
Loss per common share              $      (0.00)  $       (0.00)
Pro forma loss per common share    $      (0.00)  $       (0.00)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
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

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                            June 30,         June 30,
                                                2005             2004
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     1,849      $     5,017
  Cost of sales                                 (764)          (3,736)
                                         -----------------------------
  Gross Profit                                 1,085            1,281
                                         -----------------------------
Tire Sealant
  Sales                                          629            3,900
  Cost of sales                                 (487)          (3,134)
                                         -----------------------------
Gross profit                                     142              766
                                         -----------------------------
Total gross profit                             1,227            2,047
Expense, net of other income                 (26,208)         (34,500)
                                         -----------------------------
Net loss                                 $   (24,981)     $   (32,453)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                           June 30,          March 31,
                                               2005               2005
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    1,064        $     2,675
  Tire Sealant                                  629                402
                                         ------------------------------
                                         $    1,693        $     3,077
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   17,933        $    17,785
  Tire Sealant                               10,222             10,136
                                         ------------------------------
                                         $   28,155        $    27,921
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

12.	Contingent Liability

The company was a defendant in a legal action for payment of services. The plaintiff claimed that the amount owing was approximately CDN$52,000 plus interest and costs. Management believed that the company's liability was approximately CDN$28,000 which has been recorded as a liability in these financial statements. On October 5, 2005 the company and the plaintiff settled the claim for CDN$50,000 in an out of court settlement. The remaining portion of CDN$22,000 of the settlement will be recorded in the period ending December 31, 2005.

Page 18
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this Prospectus.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our current business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have yet to make a profit on current operations. As of June 30, 2005, we had incurred a deficit of $(1,354,434)and $(1,194,084) as of June 30, 2004, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. As an example, our deficit as of October 31, 1998, was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses.

   In the three months ended June 30, 2005 as compared to the three months
June 30, 2004, we had net loss of $24,981 and $32,453 respectively. Current Period loss was primarily financed by increased Related party loans of $17,959, and shares subscriptions received of $8,053.

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

Results of Operations

 Three month period ended June 30, 2005

Due to lack of funds and inventory the sales have been declining for some time. Sales in the first quarter of the fiscal year 2006 decreased to $2,478 as compared to same time period last year at $8,917. We lost $24,981 in quarter one as compared to $32,453 in quarter one last year. This decrease in loss is due to two employees being laid off in December of 2004. The sales and profitability of the company is not expected to improve until company can get some funding, buy some inventory and bring back the two employees.



Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from April 1, 2005 to June 30, 2005 current assets decreased by $1,162 and property, plant and equipment increased by $2,300. In the same period bank debt increased by $1,428, payables increased by $4,176, and accrued liabilities decreased by $22,823. However, due to related parties increased by $17,959 in the same period. The deficit during that period increased from $1,329,453 to $1,354,434.

In the three months ended June 30, 2005 Natco used $41,713 (2004 - $67,419) of Cash in its Operating activities, primarily for general and administrative expenses such as salaries, legal and accounting , rent, and trade payables. Cash provided by financing activities was $27,440 (2004 - $54,838), which consisted of $17,959 in cash advanced by related parties, and cash of $1,428 increase bank debt and $8,053 from share subscriptions. No notes were paid down in the quarter ended June 30, 2005. A significant portion of our accounts payable of $90,376 as of June 30, 2005 consists of professional fees, including $29,000 to our former lawyers and $20,000 to former auditors. Both of these payables will not be paid until Natco is funded. The remaining $41,376 is owed to our suppliers.

The company owes $875,739 to related parties the breakdown of which is listed in the financial statements, Note 7.

We had a contingent liability of up to $90,000CDN.
A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff was $52,028.75 (approximately US$37,500) plus interest and costs. We have settled this matter out of court for CDN$50,000. See details in Part II, Item 1

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. If we satisfy current liabilities of $187,087 as of June 30, 2005 plus working capital requirements we will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements. It may take us three to six months to raise the required money.

Our estimated fixed costs at this time are approximately $6,500 per month:
$1,500 in building Lease, $1,000 Utilities, $3,000 loan interest and principle payments, and remaining $1,000 for miscellaneous expenses). We can get about $400 from the current levels of sales. That means, we will have to raise approximately $6,100 per month until funding is in place. We will also require further $15,000 to $20,000 for legal and accounting fees related to public company compliance. We will look for new sources of funding such as the CDN$20,000 line of credit secured by the company in February 2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $750,000. This money will allow us to payback account payables and some debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to spend some money on marketing of our products to increase the sales levels.

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

   In light of our funding issues, we have postponed all plans to buy any new equipment for the plant or office for at least next twelve months or until the company has secured $750,000 in funding. The company will not be selling any of its assets in that time period.

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

Page22
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff was $52,028.75 (approximately US$37,500) plus interest and costs.

This matter was settled out of court on October 5, 2005. The settlement requires us to pay CDN$50,000 to the plantiff. The company does not have the money to pay this debt at this time, however, we expect some debt funding from an insider to take care of this debt in December of 2005. A consent judgment against the company has been filed with the Supreme Court of British Columbia.

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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: December 21,2005                    Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, CEO and CFO                         December 21,2005

/s/John H. Rennie
-------------------------
Director, Secretary                                      December 21,2005

/s/Gerry Podersky-Cannon
-------------------------
Director                                             December 21,2005

/s/Stephen Sleigh
-------------------------
Director, Controller                                      December 21,2005