Form 10QSB/A
period 2005-09-30
NATCO INTERNATIONAL INC.
filed 2005-12-21
CIK 1172069

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                              September 30,       March 31,
Assets                                                 2005            2005
----------------------------------------------------------------------------

Current
   Accounts Receivable                      $       1,995      $       3,077
   Inventory (Note 3)                              29,287             27,921
   Prepaid expenses                                 1,001                962
                                            --------------------------------
                                                   32,283             31,960
Property, Plant and Equipment (Note 4)             13,284             11,066
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      45,568      $      43,027
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      61,126      $      54,829
    Accounts payable                               91,184             86,200
    Accrued liabilities                               388             23,191
    Due to related parties (Note 7)                38,703             38,944
                                            --------------------------------
                                                  191,401            203,164
Bank Indebtedness (Note 6)                          5,744              8,406
Due to Related Parties (Note 7)                   918,124            818,836
                                            --------------------------------
                                                1,115,269          1,030,406
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement 3          469,172            469,172
Share subscriptions (Note 8c)                      33,053             25,000
Other comprehensive income - Statement 3         (198,442)          (161,475)
Deficit -statement 3                           (1,382,861)        (1,329,453)
                                            --------------------------------
                                               (1,069,701)          (987,379)
                                            --------------------------------
                                            $      45,568      $      43,027
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Six Months Ended September 30
Expressed in U.S. Dollars
Unaudited


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $        3,607      $       16,483

Cost of sales                                      1,611              11,711
                                          --------------      --------------
Gross profit (2005-55.3%; 2004-29.0%)              1,996               4,772
                                          --------------      --------------

Expenses
   Advertising and promotion                           -                  60
   Bank charges                                      685               1,089
   Consulting fees                                     -               2,250
   Depreciation                                    1,528               1,530
   Insurance                                          29                  17
   Legal and accounting                            5,044              10,704
   Office and other                                  446               1,048
   Rent                                            6,878              12,052
   Research and development                           56              12,873
   Salaries and benefits                          25,531              29,740
   Telephone and utilities                         1,629               1,812
                                          ----------------------------------

                                                  41,826              73,175
                                           ----------------------------------

Loss Before Other Items                          (39,830)            (68,403)
                                          ----------------------------------
Other Items
   Other income                                      654              5,492
   Interest expense                              (14,232)           (13,380)
                                          ----------------------------------

                                                 (13,578)            (7,888)
                                          ----------------------------------

Net loss for the Period                      $   (53,408)     $     (76,291)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.01)      $      (0.01)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)   1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,053            -            -         8,053

Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (36,967)         -       (36,967)

Net Loss                           -         -             -            -             -        (53,408)    (53,508)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- September 30, 2005         9,377,364    $9,377      $469,172       33,053      (198,442)  (1,382,861) (1,069,701)
===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Six Months Ended September 30
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2005                 2004
------------------------------------------------------------------------------

Operating activities
  Net loss                                      $(53,408)           $(76,291)
  Adjustments to determine cash flows:
    Depreciation                                   1,528               1,530
  Change in non-cash working capital:
    Accounts receivable                            1,082               6,968
    Inventory                                     (1,366)                (32)
    Prepaid Expenses                                 (39)               (247)
    Accounts Payable                               4,984    	        (23,236)
    Accrued Liabilities                          (22,803)            (19,707)

                                              --------------------------------
                                                 (70,022)           (111,015)

                                              --------------------------------
Financing activities
  Bank indebtedness                                3,635              (6,204)
  Due to related parties                          99,047             152,855
  Share Subscriptions                              8,053                   -

						--------------------------------
                                                 110,735             146,651

						--------------------------------
  Foreign exchange                               (40,713)             35,636
  Cash position - Beginning of Year                    -                   -

						--------------------------------
Cash position, End of Year                     $       -            $      -
==============================================================================

Supplementary cash flows
information:
  Interest paid                                 $14,232             $ 13,380
  Income taxes paid                             $     -             $      -
==============================================================================

Supplementary schedule of non-cash
Investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $ 3,746             $      -
==============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
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

The company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional to the reporting currency at the exchange rate in effect at the balance sheet date and equity at historical rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting unrealized translation gains and losses are accumulated in a separate Component of stockholders' equity - other comprehensive income (loss).
Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

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

iii)   SFAS No. 153

In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary Assets-An amendment of APB 29. This statement amends APB 29, which is based on the Principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.


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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                      September 30,         March 31,
                                               2005              2005
                                       --------------------------------
Raw materials                          $     27,538        $    25,805
Finished Goods                                1,749              2,116
                                       --------------------------------
                                       $     29,827        $    27,921
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                             September 30,    March 31,
                                                      2005         2005
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 16,864    $  15,302     $  1,562     $  1,365
Manufacturing
  Equipment               67,416       55,694       11,722        9,701
-----------------------------------------------------------------------
                        $ 84,280    $  70,996     $ 13,284     $ 11,066
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                             September 30,        March 31,
                                                      2005             2005
                                                 --------------------------
Checks written in excess of funds on deposit     $   16,798       $  11,175

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (March 31,
2005 - 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             4,434         6,032

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%). The loan
is due on demand; however, the bank allowed
the company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                       10,740         12,771

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            34,898         33,257

                                                -----------------------------
                                                      66,870          63,235
Less: Current Portion                                (61,126)        (54,829)

                                                -----------------------------
Long-term portion                                      5,744           8,406

                                                 -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            61,126
2007                                                              5,744
                                                    -------------------
                                                    $            66,870
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                             September 30,     March 31,
                                                      2005          2004
                                              --------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(March 31, 2005 - 0.5%). Except for a current
portion of $38,703 (March 31, 2005 - $38,944).
The creditors have agreed not to demand payment
within the next 12 months. Therefore, a portion
of these loans have been classified as
non-current liabilities.                        $  295,368    $  284,454

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11% (March 31,
2005 - 8.33% to 11%).  The creditors have
agreed not to demand payment within the next
12 months.  Therefore, these loans have
been classified as non-current liabilities.        304,920       256,404

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (March 31, 2005 - nil%). The creditor
has agreed not to demand payment within the next
12 months.  Therefore, these loans have been
classified as non-current liabilities.             321,252       283,003

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.              35,287        33,919
                                              --------------------------
                                               $   956,827    $  857,780
Less: Current portion                              (38,703)      (38,944)
                                              --------------------------
Long-term portion                              $   918,124    $  818,836
                                              --------------------------

b)	Interest expense on amounts due to directors and an officer was
        $11,976 (2004 - $11,210).

c)	Salaries and benefits include $25,531 (2004 - $28,803) paid to a director and officer of the company.

d)	As at September 30, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

e)	Sales include $501 (2004- $Nil) to a company with a director in
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
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

                            -------------------------------------------------
                                                                      April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15  -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8, 2007

Granted                            517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                    67,000       $0.10        $0.10 April 30 2008

                              -------------------------------------------------
                                                         May 8, 2007
Outstanding at March 31, 2004    651,000     $0.10   $0.10 -April 30 2008

Granted                          67,000     $0.10     $0.10  April 30 2009

                              -------------------------------------------------
                                                             May 8, 2007
Outstanding at March 31, 2005   718,000   CD $0.10  CD $0.10 -Apr 30,2009

Granted                    67,000       $0.10        $0.10  Apr 30 2010

                              -------------------------------------------------
                                                             May 8, 2007
Outstanding at Sept 30, 2005  785,000   CDN $0.10 CDN $0.10 -Apr 30,2010

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the period ended September 30, 2005 would be $4,180 (2004 - $4,155). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.5%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          72%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2005               2004
                                   -----------------------------
Loss as reported                   $    (53,408)  $     (76,291)
Stock compensation expense               (1,565)         (4,155)
                                   -----------------------------
Pro forma loss                     $    (54,973)  $     (80,446)
                                   -----------------------------
Loss per common share              $      (0.01)  $       (0.01)
Pro forma loss per common share    $      (0.01)  $       (0.01)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Dollars
Unaudited
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

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                       September 30,    September 30,
                                                2005             2004
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     2,968      $    11,271
  Cost of sales                               (1,519)          (9,451)
                                         -----------------------------
  Gross Profit                                 1,449            1,820
                                         -----------------------------
Tire Sealant
  Sales                                          639            5,213
  Cost of sales                                  (92)          (2,261)
                                         -----------------------------
Gross profit                                     547            2,952
                                         -----------------------------
Total gross profit                             1,996            4,772
Expense, net of other income                 (55,404)         (81,063)
                                         -----------------------------
Net loss                                 $   (53,408)     $   (76,291)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                      September 30,          March 31,
                                               2005               2005
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    1,797        $     2,675
  Tire Sealant                                  198                402
                                         ------------------------------
                                         $    1,995        $     3,077
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   18,503        $    17,785
  Tire Sealant                               10,784             10,136
                                         ------------------------------
                                         $   29,287        $    27,921
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2005
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

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our current business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have yet to make a profit on current operations. As of September 30, 2005, we had incurred a deficit of $(1,382,861) and $(1,329,453) as of March 31, 2005, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. As an example, our deficit as of October 31, 1998, was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses.

   In the six months ended September 30, 2005 as compared to the period September 30, 2004, we had net loss of $(53,408) and $(76,291) respectively. Current period loss was primarily financed by increased related party loans of $99,047, and shares subscriptions received of $8,053.

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

Results of Operations

 Six month period ended September 30, 2005

Due to lack of funds and inventory the sales have been declining for some time. Sales in the first and second quarter of the fiscal year 2006 decreased to $3,607 as compared to same time period last year at $16,483. We lost $53,408 in first two quarters as compared to $76,291 in the comparative period last year. This decrease in loss is due to two employee being laid off in December of 2004. The sales and profitability of the company is not expected to improve until company can get some funding and buy some inventory and bring back the two employees.


Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from April 1, 2004 to September 30, 2005 current assets increased by $323 and property, plant and equipment increased $2,218. In the same period bank debt increased by $3,635, payables increased by $4,984, and accrued liabilities decreased by $22,803. However, due to related parties increased by $99,047 in the same period. The deficit during that period increased from $1,329,453 to $1,382,861.

During the six months ended Sept 30, 2005 Natco used $70,022 (2004 - $111,015) of cash in its operating activities, primarily for general and administrative expenses such as salaries, legal and accounting , and rent. Cash provided by financing activities was $110,735 (2004 - $146,651), which consisted of $99,047 in cash advanced by related parties, $3,635 increase bank debt and 8,053 from share subscriptions. No notes were paid down in the period ended September 30, 2005.

The company owes $956,827 to related parties the breakdown of which is listed in the financial statements, Note 7.

We had a contingent liability of up to $90,000CDN. A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs. On October 5, 2005, we have settled this matter out of court for CDN$50,000. See details in Part II, Item 1.

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. If we satisfy current liabilities of $191,401 as of September 30, 2005 plus working capital requirements will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements. It may take us three to six months to raise the required money.

Our estimated fixed costs at this time are approximately $6,500 per month:
$1,500 in building Lease, $1,000 Utilities, $3,000 loan interest and principle payments, and remaining $1,000 for miscellaneous expenses). We can get about $300 per month from the current levels of sales. That means, we will have to raise approximately $6,200 per month until funding is in place. We will also require further 15 to 20 thousand dollars for legal and accounting fees related to public company compliance. We will look for new sources of funding such as CDN$20,000 line of credit secured by the company in February 2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $750,000. This money will allow us to payback account payables and some debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to spend some money on marketing of our products to increase the sales levels.

   If we are unable to finance the company by debt or equity financing, or combination of the two, we will have to look for other sources of funding to meet our requirements. That source has not been identified as yet but most likely will be debt financing using the managements' trading shares as collateral. However there is no guarantee that we will be successful in raising any additional capital.

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