Form 10QSB
period 2005-12-31
NATCO INTERNATIONAL INC.
filed 2006-02-15
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2005

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

Common stock, $0.001 par value - 9,337,364 shares outstanding as of February 13,2006.


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended December 31, 2005

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
December 31, 2005
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                               December 31,       March 31,
Assets                                                 2005            2005
----------------------------------------------------------------------------

Current
   Accounts Receivable                      $       2,321      $       3,077
   Inventory (Note 3)                              26,788             27,921
   Prepaid expenses                                 1,001                962
                                            --------------------------------
                                                   30,110             31,960
Property, Plant and Equipment (Note 4)             12,475             11,066
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      42,586      $      43,027
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      61,247      $      54,829
    Accounts payable                              104,925             86,200
    Accrued liabilities                               388             23,191
    Due to related parties (Note 7)                38,693             38,944
                                            --------------------------------
                                                  205,253            203,164
Bank Indebtedness (Note 6)                          1,711              8,406
Due to Related Parties (Note 7)                   972,335            818,836
                                            --------------------------------
                                                1,179,299          1,030,406
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2004-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement 3          469,172            469,172
Share subscriptions (Note 8c)                      33,053             25,000
Other comprehensive income - Statement 3         (199,839)          (161,475)
Deficit -Statement 3                           (1,448,476)        (1,329,453)
                                            --------------------------------
                                               (1,136,713)          (987,379)
                                            --------------------------------
                                            $      42,586      $      43,027
On behalf of the Board

Raj Gurm, director
John H. Rennie, director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Nine Months Ended December 31
Expressed in U.S. Dollars
Unaudited


                                                    2005                2004
----------------------------------------------------------------------------
Sales                                     $        4,680      $       30,777

Cost of sales                                      2,295              20,713
                                          --------------      --------------
Gross profit (2005-51.0%; 2004-32.7%)              2,385              10,064
                                          --------------      --------------

Expenses
   Advertising and promotion                       2,902   -             444
   Bank charges                                    1,323               1,653
   Consulting fees                                 2,487    -          2,315
   Depreciation                                    2,324               2,040
   Insurance                                          40                  26
   Legal and accounting                           31,468              17,229
   Office and other                                1,805               1,449
   Rent                                           10,460              11,318
   Research and development                        1,798              19,515
   Salaries and benefits                          41,404              41,105
   Telephone and utilities                         2,551               2,970
                                          ----------------------------------

                                                  98,562             100,064
                                           ----------------------------------

Loss Before Other Items                          (96,177)            (90,000)
                                          ----------------------------------
Other Items
   Other income                                      663              6,103
   Interest expense                              (23,509)           (19,704)
                                          ----------------------------------

                                                 (22,846)           (13,601)
                                          ----------------------------------

Net loss for the Period                      $   (119,023)    $    (103,601)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.01)      $      (0.01)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)   1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,053            -            -         8,053

Change in foreign
Currency Translation
Adjustment                         -         -             -            -        (38,364)         -       (38,364)

Net Loss                           -         -             -            -             -       (119,023)   (119,023)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- December 31, 2005         9,377,364    $9,377      $469,172       33,053      (199,839)  (1,448,476) (1,136,713)
===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Nine Months Ended December 31
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2005                 2004
------------------------------------------------------------------------------

Operating activities
  Net loss                                     $(119,023)          $(103,601)
  Adjustments to determine cash flows:
    Depreciation                                   2,324               2,040
  Change in non-cash working capital:
    Accounts receivable                               756               1,873
    Inventory                                       1,133               1,813
    Prepaid Expenses                                 (39)               (417)
    Accounts Payable                               18,725     	(10,737)
    Accrued Liabilities                          (22,803)            (19,550)

                                              --------------------------------
                                                (118,927)           (128,579)

                                              --------------------------------
Financing activities
  Bank indebtedness                                (277)              (11,003)
  Due to related parties                         153,248              217,693
  Share Subscriptions                              8,053                   -

						--------------------------------
                                                 161,024              206,690

						--------------------------------
  Foreign exchange                               (42,097)             (78,111)
  Cash position - Beginning of Year                    -                   -

						--------------------------------
Cash position, End of Year                     $       -            $      -
==============================================================================

Supplementary cash flows
information:
  Interest paid                                 $4,431             $ 19,704
  Income taxes paid                             $     -             $      -
==============================================================================

Supplementary schedule of non-cash
Investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $ 3,733             $      -
==============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
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

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company has incurred significant operating losses over the past years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations. It is management's intention to pursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

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


iv)   SFAS No. 154

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error
Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                        December 31,         March 31,
                                               2005              2005
                                       --------------------------------
Raw materials                          $     25,541        $    25,805
Finished Goods                                1,247              2,116
                                       --------------------------------
                                       $     26,788        $    27,921
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                              December 31,    March 31,
                                                      2005         2005
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 16,859    $  15,436     $  1,423     $  1,365
Manufacturing
  Equipment               67,398       56,346       11,052        9,701
-----------------------------------------------------------------------
                        $ 84,257    $  71,782     $ 12,475     $ 11,066
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                              December 31,        March 31,
                                                      2005             2005
                                                 --------------------------
Checks written in excess of funds on deposit     $   16,528       $  11,175

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (March 31,
2005 - 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             3,065         6,032

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%). The loan
is due on demand; however, the bank allowed
the company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                        8,090         12,771

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            35,275         33,257

                                                -----------------------------
                                                      62,958          63,235
Less: Current Portion                                (61,247)        (54,829)

                                                -----------------------------
Long-term portion                                      1,711           8,406

                                                 -----------------------------


Minimum principal loan repayments for the next five years are as follows:

2006                                                $            61,247
2007                                                              1,711
                                                    -------------------
                                                    $            62,958
                                                    -------------------
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                              December 31,     March 31,
                                                      2005          2005
                                              --------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(March 31, 2005 - 0.5%). Except for a current
portion of $38,692 (March 31, 2005 - $38,944).
The creditors have agreed not to demand payment
within the next 12 months. Therefore, a portion
of these loans have been classified as
non-current liabilities.                        $  295,920     $  284,454

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11% (March 31,
2005 - 8.33% to 11%).  The creditors have
agreed not to demand payment within the next
12 months.  Therefore, these loans have
been classified as non-current liabilities.        341,999       256,404

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (March 31, 2005 - nil%). The creditor
has agreed not to demand payment within the next
12 months.  Therefore, these loans have been
classified as non-current liabilities.             337,266       283,003

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only. The creditor has agreed not
to demand payment of this loan within the next
12 months. Therefore, this loan has been
classified as a non-current liability.              35,843        33,919
                                              --------------------------
                                               $ 1,011,028    $  857,780
Less: Current portion                              (38,693)      (38,944)
                                              --------------------------
Long-term portion                              $   972,335    $  818,836
                                              --------------------------

b)	Interest expense on amounts due to directors and an officer was
        $19,078 (2004 - $14,677).

c)	Salaries and benefits include $41,404 (2004 - $38,863) paid to a director and officer of the company.

d)	As at December 31, 2005, a director and officer of the company held approximately 59% of the issued and outstanding shares of the company.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
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

                            -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15 -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8, 2007

Granted                            517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                             67,000       $0.10        $0.10 Apr. 30 2008

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2004      651,000       $0.10        $0.10 -Apr 30 2008

Granted                             67,000       $0.10        $0.10 Apr. 30 2009

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2005      718,000   CDN $0.10    CDN $0.10-Apr 30,2009

Granted                             67,000       $0.10        $0.10  Apr 30 2010

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at December 31, 2005  785,000   CDN $0.10    CDN $0.10 -Apr 30,2010

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the period ended December 31, 2005 would be $1,565 (2004 - $4,155). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2005             2004
                                   -----------------------------
Risk-free interest rate                 3.5%             3.4%
Expected dividend yield                  -                -
Expected stock price volatility          72%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2005               2004
                                   -----------------------------
Loss as reported                   $   (119,023)  $    (103,601)
Stock compensation expense               (1,565)         (4,155)
                                   -----------------------------
Pro forma loss                     $   (120,588)  $     (107,756)
                                   -----------------------------
Loss per common share              $      (0.01)  $       (0.01)
Pro forma loss per common share    $      (0.01)  $       (0.01)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

9.	Income Taxes

At December 31, 2005, the company has net operating losses carried forward of approximately $1,098,000 that may be offset against taxable income from 2020 to 2025. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that carry-forwards will expire unused. Accordingly, the potential tax benefit of the loss carry-forwards are offset by a valuation allowance of the same amount.
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

The company has two product lines which are jewellery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                         December 31,    December 31,
                                                2005             2004
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     4,032      $    23,584
  Cost of sales                               (1,749)         (16,702)
                                         -----------------------------
  Gross Profit                                 2,238            6,882
                                         -----------------------------
Tire Sealant
  Sales                                          648            7,193
  Cost of sales                                 (501)          (4,011)
                                         -----------------------------
Gross profit                                     147            3,182
                                         -----------------------------
Total gross profit                             2,385           10,064
Expense, net of other income                (121,408)        (113,666)
                                         -----------------------------
Net loss                                 $  (119,023)     $  (103,602)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                       December 31,      March, 31,
                                               2005               2005
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    2,321        $     2,675
  Tire Sealant                                  -                  402
                                         ------------------------------
                                         $    2,321        $    3,077
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $   16,181        $    17,785
  Tire Sealant                               10,607             10,136
                                         ------------------------------
                                         $   26,788        $    27,921
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Dollars
Unaudited
===============================================================================

12.	Contingent Liability

The company was a defendant in a legal action for payment of services. The plaintiff claimed that the amount owing is approximately CDN$52,000 plus and costs. Management believed that the company's liability was approximately CDN$28,000 which has been recorded as a liability in these financial statements. On October 5, 2005 the company and the plaintiff settled the claim for CDN$50,000 in an out of court settlement. The remaining portion of CDN$22,000 of the settlement has been recorded in the period ending December 31, 2005 and included in legal and accounting expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our current business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have yet to make a profit on current operations. As of December 31, 2005, we had incurred a deficit of $(1,448,476) and $(1,329,453) as of March 31, 2005, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. As an example, our deficit as of October 31, 1998, was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses.

   In the nine months ended December 31, 2005 as compared to the period December 31, 2004, we had net loss of $(119,023) and $(103,601) respectively. Current period loss was primarily financed by increased related party loans of $153,248 and shares subscriptions received of $8,053.

Payables have continued to increase, and are of concern to us. This concern has been exacerbated by the loss of our funding due to delays in registration of our SB-2, which went effective May 9, 2005. However, we require approximately $750,000 in the next 12 months to bring the company to profitability. In any event, as revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in payables being a sufficient source of capital for that period. The company Started trading on the Over the Counter Bulletin Board in August 2005. The company is now looking for debt and/or equity financing.
We are expecting to close a funding of at least $250,000 before the end of March 31, 2005.

Results of Operations

 Nine month period ended December 31, 2005

Due to lack of funds and inventory the sales have been declining for some time. Sales in the first and second quarter of the fiscal year 2006 decreased to $4,680 as compared to same time period last year at $30,777. We lost $119,023 in first three quarters as compared to $103,601 in the comparative period last year. The sales and profitability of the company is not expected to improve until company can get some funding and buy some inventory and bring the sales up.


Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from April 1, 2004 to December 31, 2005 current assets decreased by $1,850 and property, plant and equipment increased $1,409. In the same period bank debt decreased by $277, payables increased by $18,725, and accrued liabilities decreased by $22,803. However, due to related parties increased by $153,248 in the same period. The deficit during that period increased from $1,329,453 to $1,448,476.

During the nine months ended December 31, 2005 Natco used $118,927 (2004 - $128,579)of cash in its operating activities, primarily for general and administrative expenses such as salaries, legal and accounting , and rent. Cash provided by financing activities was $161,024 (2004 - $206,690), which consisted of $153,248 in cash advanced by related parties, $277 increase bank debt and 8,053 from share subscriptions. No notes were paid down in the period ended December 31, 2005.

The company owes $1,011,028 to related parties the breakdown of which is listed in the financial statements, Note 7.

A claim against us was filed
in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs. On October 5, 2005, we have settled this matter out of court for CDN$50,000. See details in Part II, Item 1.

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. If we satisfy current liabilities of $205,253 as of December 31, 2005 plus working capital requirements will likely require $300,000. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2006. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements. It may take us three to six months to raise the required money.

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

This matter was settled out of court on October 5, 2005. The settlement requires us to pay CDN$50,000 to the plantiff. The company does not have the money to pay this debt at this time, however, we expect some debt funding from an insider to take care of this debt in March of 2005. A consent Judgment against the company has been filed with the Supreme Court of British Columbia.

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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: February 14, 2006                    Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  February 14, 2006

/s/John H. Rennie
-------------------------
Director, Secretary                                            February 14, 2006
/s/Gerry Podersky-Cannon
-------------------------
Director                                                       February 14, 2006

/s/Stephen Sleigh
-------------------------
Director, Controller                                           February 14, 2006