Form 10KSB
period 2006-03-31
NATCO INTERNATIONAL INC.
filed 2006-07-18
CIK 1172069

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------------------
FORM 10-KSB
Annual Report Under Section 13
of
The Securities Exchange Act of 1934

For the fiscal year                                 Commission File
ended March 31, 2006                                Number: 333-91190

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended March 31, 2006 were 730.

      The aggregate market value of the Common Stock held by non-affiliates based upon the closing sale price of the registrant's Common Stock as of June 30, 2006 was approximately $229,326.80

      Shares of $0.001 par value Common Stock outstanding at June 30, 2006: 9,377,364

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                              --------------------

    Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

Page 1
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational Development

   Natco International Inc. (the "Company" or "Natco"), a Delaware corporation, started as Spectrum Trading Inc., a British Columbia, Canada company on November 21, 1990 to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997 when the current chemical manufacturing business was launched by the Company's current President, Raj-Mohinder Gurm. Spectrum Trading, Inc. domesticated into a Delaware corporation on May 14, 1999 as Spectrum International Inc. and changed its name to Natco International Inc. on June 3, 2004.

  Natco International Inc (formerly Spectrum International, Inc.) commenced its existence as a Delaware Corporation on May 14, 1999 as a result of above mentioned "Domestication". This procedure was intended to utilize provisions of the Delaware Corporate Code, Sec. 388, whereby a non-U.S. company may, by filing a Certificate of Domestication and Certificate of Incorporation under that section, utilize provisions thereof which provide that upon filing the Certificates, a corporation becomes subject to Delaware law, except that its existence shall be deemed to have commenced when it was originally formed in the foreign jurisdiction, rather than upon filing in Delaware as is the case in a typical new corporation. Said Section also provides that the obligations and liabilities prior thereto are not affected by the Domestication. The predecessor company was incorporated in British Columbia. No opinion is expressed as to what legal effect that procedure has on the Company, except that the financial statements assume the financial continuation, and we refer to both the current company and its predecessor as the "Company". Most of our current shareholders were shareholders of the original British Columbia Company and "migrated" to the Delaware company as a consequence of the Domestication

In June, 2000, Management of the Company determined that a reverse acquisition by an Ontario, Canada Company would be desirable. The structure of the transaction was that all of the shareholders of the Delaware company would exchange their shares of the company for shares of the Ontario Company, Bisson Bio-Technologies, Ltd. ("Bisson") pro rata, with each other, but also including the prior shareholders of Bisson. This resulted in the Company becoming a wholly owned subsidiary of Bisson, with its business activities continuing in Spectrum.

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

   As a consequence of these transactions, the original shareholders of the Delaware Spectrum are, with a few exceptions, the current shareholders of the Registrant.

Business of the Company.

   Natco manufactures two distinct product lines that have separate customer bases and manufacturing processes: a jewelry cleaner line and a tire sealant line. The Company is in the process of phasing out the jewelry cleaner line. This phase out should be completed by the end of August 2006. At this time the Company is still trying to sell its tire sealant products. The company has also started the process of starting a beauty business in India.

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

Currently our tire sealants are sold to one original equipment manufacturer (Yamaha) for its All Terrain Vehicles(ATV) and dirt Motorcycles, two distributors of automotive products, and some tire dealers. All three of these groups are buying approximately equal amounts. We also had a distributor in Europe in 2000 and 2001 who was selling most of our tire sealant products; however, in 2001 we lost this distributor due to some business problems suffered by this distributor that were unrelated to our company or products. This slowed down our market development of our Tire Seal Plus line because we were planning to use some profits from sales to Europe to further develop our market here in North America.

   The Tire Seal Plus products are produced in a facility located in Surrey, British Columbia, Canada. The Company obtains the raw materials from local Suppliers with the exception of special fibers, which are imported from a supplier in the United States. There are multiple suppliers of all raw materials available to us. The Company's main suppliers at this time are Univar, Akzo Nobel, and Richards Packaging. We are not dependent on any one particular supplier. If the supplies are not available from one supplier we can easily go to another supplier. We have at least two and usually more, suppliers for each item. We do not have any contract with any of our suppliers.

The Company's monthly production capacity is 8 container loads of Tire Seal Plus which contains
6,400, 20-litre pails (approximately 120,000 Liters of any combination of three tire sealants). The Company's production lines can operate eight hours a day, five days a week. All of the Company's products are currently delivered by Canpar Courier Ltd. for delivery in Canada, and United Parcel Service of America for United States deliveries.

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

Competition. Numerous manufacturers of tire sealants located throughout North America compete directly with the Company. Many of these companies are larger than we are in terms of sales, assets and resources.

Patents, Trademarks. The company has no patents or trademarks at this time.

ITEM 2. DESCRIPTION OF PROPERTY

   On September 1, 1998, the Company entered into a commercial lease for its premises located at 200, 13018 80th Avenue, Surrey, British Columbia, Canada
V3W 3B2. The Company leased the 6,600 square foot space from West-Bend Construction Ltd. for three years and two months at an annual rate of $25,300 CDN the first year, $26,400 CDN the second year and $26,400 CDN the third year and subject to typical common area charges and pro rata tax charges. Natco renewed this lease for another three years on September 1st, 2001 at an annual rate of $26,400 CDN per year. This lease expired on August 31, 2004. Natco did not renew this lease but instead another company, Ultimate Beauty Supply (UBS) leased this premises and Natco rents its space from UBS on a month to month bases for CDN $1,500.00 per month. No specific agreement has been signed with UBS. The first level of the premises is 4,400 square feet(Natco occupies 2,200 square feet) and consists of a room in which all raw materials are stored and the products are produced and the finished products are stored on pallets. The second level of the premises is 2,200 square feet and consists of seven offices, reception, area and a boardroom. Natco occupies 1,000 Square feet of this area. The lease on this premises expires in September 2007. The company should have no problems conducting its business at this location at least until this lease expires. We estimate that the company could reach $3 million or more in sales before we have to move to a larger location. There are no regulations or city by-laws or zoning issues of which we are aware that would hamper our business.

   In April 1998, Pemberton Leasing Services leased the Company a H5-4 Membrane Sealing Machine, a R-310 Semi-Automatic Labeler a TEC B-572 Thermal Transfer Printer and a Labelview program for 48 months at a rental rate of $904.02
CDN (total rental payment is $43,392.96 CDN). This lease expired on March 1, 2002. The company now owns all above-mentioned equipment. In addition the company owns a Lid Tightener, Heat Induction sealing machine, Mercury Exposure unit, Bottle filler, Temp Label applicator, Viscometer, Centrifuge, pH meter, and various mixing tanks and mixers. All this equipment forms an integral part of our production systems and it is in very good condition at this time. We should be able to use much of this equipment for at least another eight to ten years.


ITEM 3. LEGAL PROCEEDINGS

The company was a defendant in a legal action for payment of services. On October 5, 2005, the legal action was settled. The company is required to pay CN$50,000 to plaintiff. Out of total amount owing, CDN$28,000 has been recorded as liability in the prior years and the remaining CDN$22,000 has been accrued in the year ended March 31, 2006.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the registrant's 2006 fiscal year.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's SB-2 was declared effective on May 9, 2005 and the quotation on the Over-the-Counter Bulletin Board ("OTCBB") started on July 29, 2005 under the symbol NCII.

   As of June 30, 2006 there are 9,377,364 shares of common stock outstanding. There are no preferred shares outstanding. Management believes all of said stock would be eligible for sale under Rule 144. Management assumes that said shares would be subject to the volume limitations of Rule 144, manner of sale, notice and other requirements for shares held more than one year but less than two years, based on the date of acquisition being the Bisson acquisition reversal, but has not sought an SEC no action letter on this issue. If an earlier period should apply, many of these shares would be tradable under Rule 144(k), which does not impose volume and manner of sales requirements on non-affiliates.

   As of March 31, 2006, the Company had 785,000 share purchase options outstanding. Various other options are authorized for Mr. Gurm. Management proposes to set aside 2,000,000 or more other shares for employee/consultant options. Terms have not been finalized.

There have been no cash dividends declared on the Company's common stock since the Company's inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our current business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have yet to make a profit on current operations. As of March 31, 2006, we had incurred a deficit of $(1,530,951) and $(1,329,453) as of March 31, 2005, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. As an example, our deficit as of October 31, 1998, was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses.

   In the twelve months ended March 31, 2006 compared to the year ended
March 31, 2005, we had net loss of $(201,498) and $(167,822) respectively. That loss was primarily financed by increased related party loans ($99,638)and wages payable to a director and officer of the company ($139,103), and shares subscriptions received ($8,063).

Payables have continued to increase, and are of concern to us. This concern has been exacerbated by the loss of our funding due to delays in registration of our SB-2, which went effective May 9, 2005. However, we require approximately $750,000 in the next 12 months to bring the company to profitability. In any event, as revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholder loans as we do not anticipate increases in trade payables being a sufficient source for funding operations for this period. The management feels that it can now raise the required funds because the Company has started trading on the OTCBB.

We have devoted most of our capital to product development and associated working capital and administrative items. We have only had the capital to devote $16,858 to advertising and promotion in the period April 1, 2002 to March 31, 2006; research and development expenditures during the same period were $62,943. Legal and accounting expenses at approximately $145,974 during period from April 1, 2002 to March 31, 2006 have been a heavy burden on us because of the various transactions associated with our efforts to become a listed company in United states. While Management believed these were appropriate when made, as a means to increase our ability to raise capital to support planned expansion, these expenses have also limited our ability to engage in marketing and promotion and engage in other expenditures which may have made us more productive and profitable, or increased our revenues. Legal and accounting fees are expected to be major expense items in the current period since March 31, 2005 as well , due to the accounting and legal costs associated with public company compliance.

Management plans to exchange company shares for the debt it has incurred to related parties in the last few years. This will allow us to use any future funding for the expansion of the Company's business. We have also started to change the focus of the business as well. We have discontinued the production of the jewelery cleaner line and are looking to start marketing beauty products in India and Canada. The company will manufacture some of its own products but will get the bulk of the products manufactured by existing manufacturers on a private label basis. We have done some work in India to start the procedure of getting the business license needed to start business there. We have also started doing market research in India.


Results of Operations

     Year ended March 31, 2006 compared to year ended March 31, 2005

Sales went down 92.34% from $9,524 in 2005 to $730 in 2006. This can be explained because in the last 12 months, there has been a change of business plan from jewelery cleaners and other products to beauty products. The Jewelery cleaner line has been discontinued due to lack of sales. There is some inventory of the cleaners left and it will be liquidated at discounted prices.Sales from previous lines have gone down to almost nil and sales from new lines have not yet started. The net loss for the year ended March 31, 2006 have gone up due to decrease in sales from $9,524 in 2005 to $730 in 2006, as well as increase in legal and accounting from $26,218 in 2005 to $50,566 in 2006 due to accrual of $23,453 (CAD$27,000) resulting from settlement of dispute over fees with former auditors of the company.

Amounts due to related parties increased by 23.81% from $857,780 in 2005 to $1,062,039 in 2006. This increase is result of shareholders and people related to them putting money into the Company to cover the operating costs. Included in due to related parties are wages payable, which increased from $283,003 to 422,106. This is an increase of 49.15% for the year ending March 31, 2006 as compared to the previous year ending March 31, 2005. This is mainly due to President/CEO's salary being accrued for the whole year and none of the previous salary being paid. A foreign exchange rate change for the years in question also increased this number.

Advertising & promotion expenses increased to $3,219 in the year ended March 31, 2006 compared to $55 in the year ended March 31, 2005. In the year ended March 31, 2006, the company started a website and most of the advertising expense is for that site.


                          Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. More recently most of the financing has been by way of debt financing from related parties.

In the period from March 31, 2005 to March 31, 2006 current assets decreased by $21,976 and property, plant and equipment dropped $2,487. In the same period, bank debt decreased by $250, and payables increased by $5,287. However, amounts due to related parties increased by $204,259 in the same period. The deficit during that period increased from $(1,329,453) to $(1,530,951).


In the 12 months ended March 31, 2006, Natco used $68,664 of cash in its continued operating activities, primarily for general and administrative expenses such as salaries, research and development, legal and accounting and rent. Cash provided by financing activities was $107,451, which mostly consisted of $99,638 in cash advanced by related parties, and cash of $8,063 received from share subscriptions. (For more details regarding related party advances please see the Certain Transactions Section of this document and
Note 7 of the Financial Statements). A significant portion of our accounts payable of $85,874 as of March 31, 2006 (2005 - $78,684) consisted of professional fees, including $29,000 (2005 - $29,000) to our former lawyers and $42,841 (2005 - $20,000) to former auditors.
Liability to the former lawyers will not be paid until Natco is funded. The liability to the former auditors is due by July 31, 2006 and the company has made arrangements to meet this due date. The remaining amount is owed to our suppliers.

The company owes $1,062,039 (2005 - $857,780) to related parties. The breakdown is listed in Note 7 of the financial statements.

The deficit during the year ended March 31, 2006 increased from $(1,329,453) to $(1,530,951). We have $29,532 (2005 - $23,191) of accrued liabilities which
consists of 2006 audit fees and unpaid payroll deductions.

   The Company has been sustaining a loss from continuing operations of $145,845 (2005 - $148,158). In order to satisfy current liabilities of $1,246,043 as of March 31, 2006 plus an estimate of $150,000 of 2006 operating expenses, we will likely require $500,000 cash and the remainder of the debt can be settled with shares. We have estimated that if we can bring in $750,000 in additional capital either long term debt, equity or some combination, which are yet to be secured, then we can pay off the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending
March 31, 2007. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses and that, if our assumption that the additional marketing and change in business will be sufficient to raise sales is correct, we will have the sales to cover our overhead. We may need more capital to satisfy inventory, receivables, and other current, non-cash assets for current cash requirements.

It may take us three to six months to raise the required money. Therefore, Mr. Gurm, the president of the Company, has agreed to put enough money into the Company to sustain it until the company can find new funding, or August 31, 2006, which ever comes first. He has not signed any agreement with the Company to provide this money, so there is no guarantee that the money will be available. However, in the last six years Mr. Gurm has provided the funding for the company on an as needed basis from time to time.

Our estimated fixed costs at this time are approximately $7,000 per month ($1,500 in building Lease, $1,000 Utilities, $3,500 loan interest and principle payments, and remaining $1,000 for miscellaneous expenses). We receive about $700 per month from the current levels of sales. That means, Mr. Gurm will need to contribute approximately $6,300 per month to the Company to keep it operational. Mr. Gurm has been putting in enough money to sustain the company and will continue to put money in on as needed bases. We will also look for new sources of funding such as the $20,000 cdn line of credit secured by the company in Feb. 2005. However, this will just keep the Company going for the time being. If the Company is to grow and prosper, the Company must raise the above mentioned $750,000. This money will allow us to payback account payables and some debt, reducing monthly payment and interest expenses, hence increasing the Company's cash position to invest in growth. It will also allow us to spend some money on marketing of our products to increase the sales levels.

   If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements. That source has not been identified as yet but most likely will be debt financing using the management's trading shares as collateral. However, there is no guarantee that we will be successful in raising any additional capital.

   In light of our funding issues, we have postponed all plans to buy any new equipment for the plant or office for at least next 12 months or until the company has secured $750,000 in funding. The company will not be selling any of its assets in that that time period.

   Our financial statements have been prepared on the going concern basis under which an entity is assumed to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31, 2006 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

NATCO INTERNATIONAL INC.

(formerly Spectrum International Inc.)

FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

(Expressed in US Dollars)

Page 11
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
=======================================================================

To the Directors and Stockholders of Natco International Inc.:


We have audited the accompanying balance sheets of Natco International Inc. (formerly Spectrum International Inc.)(the "Company") as at March 31, 2006 and 2005 and the related statements of operations, stockholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years then ended March 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced significant losses over the past several years, has negative operating cash flows, and has a working capital deficiency. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS
Vancouver, B.C.
May 24, 2006

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at March 31
Expressed in U.S. Dollars

 Assets                                                 2006            2005
----------------------------------------------------------------------------

>
Current
   Accounts receivable                      $           -     $          402
   Inventory (Note 3)                               8,643             10,136
   Prepaid expenses                                   629                962
   Assets held in discontinued operations           3,199             20,460
                                            --------------------------------
                                                   12,471             31,960
Property, Plant and Equipment (Note 4)              8,579             11,066
Product rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      21,051      $      43,027
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      62,985      $      54,829
    Accounts payable                               85,874             78,684
    Accrued liabilities                            29,532             23,191
    Due to related parties (Note 7)             1,062,039             38,944
    Liabilities held in discontinued
      Operations	(Note 12)                   5,613	       7,516
                                            --------------------------------
                                                1,246,043            203,164
Bank indebtedness (Note 6)                              -              8,406
Due to Related Parties (Note 7)                         -            818,836
                                            --------------------------------
                                                1,246,043          1,030,406
                                            --------------------------------
Continued Operations (Note 1)
Discontinued Operations (Note 12)
Subsequent Events (Note 13)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2005 - 9,377,364)
   common shares - Statement 3
   (Note 8)                                          9,377             9,377
Additional paid-in capital - Statement 3           469,172           469,172
Share subscriptions (Note 8c)                       33,063            25,000
Other comprehensive loss - Statement 3            (205,653)         (161,475)
Deficit - Statement 3                           (1,530,951)       (1,329,453)
                                            --------------------------------
                                                (1,224,992)         (987,379)
                                            --------------------------------
                                            $      21,051      $      43,027
On behalf of the Board

Raj Gurm, Director
John H. Rennie, Director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended March 31
Expressed in U.S. Dollars


                                                    2006                2005
----------------------------------------------------------------------------
>
Sales                                     $          730      $        9,524

Cost of sales                                        447               5,165

                                          --------------      --------------
Gross profit (2006 - 38.7%; 2005 - 45.8%)            283               4,359
                                          --------------      --------------

Expenses
   Advertising and promotion                       3,219                  55
   Bank charges                                    1,830               1,749
   Consulting fees                                 2,514               2,358
   Depreciation                                    2,489               3,258
   Legal and accounting                           50,566              26,218
   Office and other                                3,969              14,116
   Rent                                           14,098              19,242
   Research and development                        1,817              19,960
   Salaries and benefits                          62,774              61,496
   Telephone and utilities                         2,852               4,065
                                             ----------------------------------

                                                 146,128             152,517
                                             ----------------------------------

Loss Before Other Items                        (145,845)           (148,158)
                                             ----------------------------------
Other Items
   Other income                                    1,006              6,699
   Interest expense                              (48,366)           (35,223)
                                             ----------------------------------

                                                 (47,360)           (28,524)
                                             ----------------------------------
Loss from Continuing Operations                 (193,205)          (176,682)
                                             ----------------------------------

    Net income (loss) from discontinued operation
                             (Note 12)            (8,293)             8,860
                                             ----------------------------------
Net Loss for the Year                      $    (201,498)     $     (167,822)
============================================================================

Basic and Diluted Weighted Average Number
  of Shares Outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and Diluted Loss
  per Share from Continued Operations      $       (0.02)      $       (0.02)
                                           ==============      ==============

Basic and Diluted Income (Loss) Per Share from
  Discontinued Operations			$	(0.00)	   $	   0.00
          ==============      ==============

Basic and Diluted Loss Per Share		$	(0.02)	   $	  (0.02)

=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Year Ended March 31, 2006
Expressed in U.S. Dollars


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss)   Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2002            8,393,928   $8,394      $417,516     $33,549      $19,886          $(822,300)     $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)         -                 -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)         -                 -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -           -                  -            3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -             -                 -           15,273

Share Subscription(Note 8c)        -         -           -         20,000           -                 -           20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -             (33,224)             -           (33,224)

Net Loss                             -         -            -           -             -            (186,247)     (186,247)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2003            9,377,364    9,377       469,172      20,000       (13,338)         (1,008,547)    (523,336)

Change in foreign
currency translation
adjustment                         -        -         -            -            (73,045)                  -     (73,045)

Net Loss                           -        -         -            -                  -            (153,084)    (153,084)
                             -------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2004            9,377,364    9,377      469,172       20,000      (86,383)          (1,161,631)   (749,465)

Share subscription (Note 8c)         -        -            -        5,000            -                    -        5,000

Change in foreign
currency translation
adjustment                          -        -             -            -       (75,092)                        (75,092)

Net Loss                            -        -             -            -             -            (167,822)   (167,822)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2005            9,377,364    9,377       469,172        25,000    (161,475)         (1,329,453)  (987,379)

Share subscription (Note 8c)         -        -             -         8,063           -                   -       8,063

Change in foreign currency
translation adjustment               -        -             -             -     (44,178)                  -     (44,178)

Net Loss                             -        -             -             -           -            (201,498)   (201,498)
                             -------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2006            9,377,364   $9,377       $469,172     $33,063     $(205,653)       $(1,530,951)  $(1,224,992)

========================================================================================================================




                                         See accompanying notes.

                                                                    Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Years Ended March 31
Expressed in U.S. Dollars


Cash Flows Provided By (Used In)                                              2006                  2005
---------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss from continuing operations                                   $  (193,205)          $  (176,682)
  Adjustments to determine cash flows:
    Depreciation                                                              2,489                3,259
    Bad debts                                                                 1,672                    -
    Wages accrued to director                                                64,591                56,853
    Interest on due to related parties                                       40,030                27,821

  Change in non-cash working capital:
    Accounts receivable                                                          402              12,809
    Inventory                                                                  1,493              14,817
    Prepaid expenses                                                             333                (394)
    Accounts payable                                                           7,190             (12,860)
    Accrued liabilities                                                        6,341                 313
                                                                       -----------------------------------
  Net cash used in continued operations                                      (68,664)            (74,064)
  Net cash provided by (used in) discontinued operations                       5,391              (4,084)
                                                                       -----------------------------------
                                                                             (63,273)            (78,148)
                                                                       -----------------------------------
 Financing Activities
  Bank indebtedness                                                           (250)              (7,827)
  Due to related parties                                                     99,638              156,067
  Share subscriptions                                                         8,063                5,000
                                                                       -----------------------------------
                                                                            107,451              153,240
                                                                       -----------------------------------
  Foreign exchange                                                          (44,178)             (75,092)
  Cash position - Beginning of Year                                           -                    -
                                                                       -----------------------------------
Cash position - End of Year                                             $      -                $   -
==========================================================================================================

Supplementary cash flows information:
Related to operating activities
  Interest paid                                                        $      8,336             $  7,401
  Income Tax Paid                                                 $          -                  $      -
See accompanying notes


Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
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

The company had two products, a jewelery cleaner and a tire sealant. During the current fiscal year, the Company discontinued its production of jewelery cleaner.

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

2.	Summary of Significant Accounting Policies

a)   Fiscal Period

     The Company's fiscal year ends on March 31.

b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, term deposits and short term highly liquid investments with a term to maturity of less than one year from inception which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of changes in value.

c)	Use of Estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Actual results could vary materially from those reported.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

d)	Foreign Currency Transactions

The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional to the reporting currency at the exchange rate in effect at the balance sheet date and equity at the historical exchange rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity - other comprehensive income (loss). Realized foreign currency transaction gains and losses are credited or charged directly to operations.


e)	Inventory

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

f)	Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided annually on the diminishing balance method to write-off the assets over their estimated useful lives as follows:

*	Computer and office equipment - 30%
*	Manufacturing equipment - 20%

g)  Income Taxes

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

h)	Fair value of Financial Instruments

The company's financial instruments consist of accounts receivable, bank indebtedness, accounts payable and amounts due to related parties. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.  Summary of Significant Accounting Policies - Continued

i)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".


j)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured


k)	Advertising Policy

The Company expenses the cost of advertising when incurred.

l)	Research and Development

Research and development is expensed as incurred.

m)	Shipping and Handling

The company includes the cost of shipping and handling as a component of cost of sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued


n)	Long-Lived Assets

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

o)	Loss Per Share

The company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2006 and 2005. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

p)   Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

q)   Segmented Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company's sales are generated in one geographical area, Canada. The company operated in two product segments: jewellery cleaners and accessories, and tire sealants. During the current fiscal year, the company discontinued its jewellery cleaners business.


r)   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

s)	Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

t)  Product Warranty

The company's policy is to replace tire sealant and jewellery cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale.

u)   Variable Interest Entities

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest
Entities, an Interpretation of ARB No. 51."   FIN 46 requires certain variable
interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.
However, in December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. The adoption did not have any impact on the company's financial statements.

v)	Recent Accounting Pronouncements

    i)   SFAS No. 151

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

    ii)   SFAS No. 153

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

v) Recent Accounting Pronouncements - Continued

    iii)   SFAS No. 154

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

    iv)  SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a significant effect on the Company's results of operations or financial position.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

v) Recent Accounting Pronouncements - Continued

             v)    SFAS No. 156
In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
(a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2006
Expressed in US Dollars
===============================================================================


3.	Inventory

Details are as follows:
                                               2006              2005
                                       --------------------------------
Raw materials                          $      7,866       $     8,020
Finished Goods                                  777             2,116
                                       --------------------------------
                                       $      8,643       $    10,136
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                                      2006         2005
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 12,534    $  12,313     $    221     $  1,365
Manufacturing
  Equipment               50,108       41,750        8,358        9,701
-----------------------------------------------------------------------
                        $ 62,642    $  54,063     $  8,579     $ 11,066
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                      2006             2005
                                                 --------------------------
Checks written in excess of funds on deposit     $    1,562       $       -

HSBC demand revolving loan for a maximum
amount of CDN$20,00 ($17,136), secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and officer
of the company, interest at bank prime plus
2%.						     17,136	     11,175

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (2005
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payments of CDN$416.                                  1,630            6,032

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (2005 - 2%). The loan is due
on demand; however, the bank allowed the
company to repay the loan by making fixed
monthly payments of CDN$673.                          7,565            12,771

Wells Fargo Bank, loan unsecured with
interest at bank prime plus 7.25%.
The bank allows the
company to make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as a current
liability.                                           35,092            33,257

                                                -----------------------------
                                                     62,985            63,235
Less: Current Portion                               (62,985)          (54,829)
                                                -----------------------------
Long-term portion                               $         -    $       8,406
                                                -----------------------------

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                                     2006         2005
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2005 - 0.5%).                                  $  168,744    $  284,454

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2005 - 8.33% to 11%).  It is expected
that these loans will be repaid within the
next 12 months.                                    433,510       256,404

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2005 - nil%).                             422,106       283,003

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.                                   37,679        33,919
                                              -------------------------
                                               $ 1,062,039    $  857,780
Less: Current portion                           (1,062,039)     (38,944)
                                              -------------------------
Long-term portion                              $         -    $  818,836
                                              -------------------------

b)	Interest expense on amounts due to directors and an officer was
     $40,030 (2005 - $23,326).

c)	Salaries and benefits include $62,774(2005 - $58,859) paid to a director and officer of the Company.

d)	As at March 31, 2006, a director and officer of the Company held approximately 59% of the issued and outstanding shares of the Company.

e)	Sales include Nil (2005-$2,633) to a company with a director in common.

     f) The Company's director and officer owns approximately 59.4% of the Company's outstanding shares.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
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

	During fiscal 2003, the Company received $20,000 as subscriptions for 200,000 shares at $0.10 per share. During fiscal 2005, the Company received $5,000 as subscriptions for 100,000 shares at $0.05 per share. During fiscal 2006, the company received CDN$10,000 as subscriptions for 100,000 shares at CDN$0.10 per share.

d)	Warrants

	During fiscal 2003, the Company issued 307,008 units, consisting of 307,008 shares and 307,008 share purchase warrants. These warrants were convertible to shares at a price of $0.25 per share. These warrants expired on September 6, 2004.

e)	Stock Options

	Stock option activity pursuant to the employees stock option plan is summarized as follows:

						      Weighted
                                Number of     Exercise    Average      Expiry
                                  Options        Price   Exercise        Date
                                                            Price
                              -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002     134,000   CDN $0.15    CDN $0.15   April 2004

Expired                           (67,000)  CDN $0.15    CDN $0.15   April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15   April 2004

Granted (re-priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007
                              -------------------------------------------------
Outstanding at March 31, 2003     584,000       $0.10        $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 Apr 30, 2008
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2004   651,000       $0.10        $0.10   Apr 30, 2008

Granted                          67,000       $0.10        $0.10   Apr 30, 2009
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2005   718,000       $0.10        $0.10 - Apr 30, 2009
Granted                          67,000       $0.10        $0.10   Apr 30, 2010
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2006   785,000       $0.10        $0.10  - Apr 30,2010
                              -------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

8.	Capital Stock - Continued

e) Stock Options - Continued

The Company has also committed to issue to the Chief Executive Officer 67,000 share purchase options every April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market price up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based Payment. Had compensation cost for the stock option plan been determined for the entire fiscal year based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the year ended March 31, 2006 would be $3,431 (2005 - $4,180). This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2006             2005
                                   -----------------------------
Risk-free interest rate                 2.5%             3.7%
Expected dividend yield                  -                -
Expected stock price volatility          73%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2006              2005
                                   -----------------------------
Loss as reported                   $   (201,498)  $    (167,822)
Stock compensation expense               (3,431)         (4,180)
                                   -----------------------------
Pro forma loss                     $   (204,929)  $    (172,002)
                                   -----------------------------
Loss per common share              $      (0.02)  $       (0.02)
Pro forma loss per common share    $      (0.02)  $       (0.02)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

9.	Income Taxes

The Company has accumulated net operating losses for federal income tax purposes of approximately $917,000, which may be carried forward and used to reduce taxable income of future years. These losses expire as follows:

	2020                   $        180,000
	2021                            117,000
	2022                            135,000
	2023                            141,000
	2024                             97,000
	2025                            109,000
	2026                            138,000
				      -------
			      $        917,000
				      -------

Details of future income tax assets are as follows:

                                   March 31,               March 31,
Future income tax assets:              2006                   2005
                                --------------------------------------
   Non-capital tax loss         $    312,000        $        265,000
   Valuation allowance              (312,000)               (265,000)
                                --------------------------------------
                                $          -        $              -
                                --------------------------------------

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.


10.	Commitments

The Company is committed to lease office and warehouse space at CDN $1,402 per month until September 2007.

Included in accounts payable is a CDN$50,000 ($42,841) liability due to the former auditors of the Company. The company is required and has committed to paying off this liability by July 31, 2006.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================

11.	Segmented Information

The Company has two product lines which are jewelery cleaners and accessories, and tire sealant. The sales and cost of sales allocated to each product line are disclosed below:
                                          2006             2005
                                   -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     6,954      $    27,497
  Cost of sales                                2,469           18,637
                                         -----------------------------
  Gross Profit                                 4,485            8,860
                                         -----------------------------
Tire Sealant
  Sales                                          730            9,524
  Cost of sales                                  447            5,165
                                         -----------------------------
Gross profit                                     283            4,359
                                         -----------------------------
Total gross profit                             4,768           13,219
Expense, net of other income                 (206,266)       (181,041)
                                         -----------------------------
Net loss                                 $  (201,498)     $  (167,822)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                               2006               2005
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    3,199        $     2,675
  Tire Sealant                                  -                  402
                                         ------------------------------
                                         $    3,199        $     3,077
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $    -            $    17,785
  Tire Sealant                                8,643             10,136
                                         ------------------------------
                                         $   11,842        $    27,921
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Dollars
===============================================================================
12.  Discontinued Operations

The Company discontinued operations of its jewelery cleaners and accessories line due to lack of demand for the product. There were no property, plant and equipment remaining to produce this line of operations. As at March 2006 and 2005, accounts receivable relating to the jewelery cleaners line were $3,210 and $2,675 respectively. As of March 31, 2006 and 2005, inventory relating to the discontinued line of business were $Nil and $17,785 and accounts payable were $5,613 and $7,516, respectively. Net loss from discontinued operations is as follows:

                                                      2006               2005
                                              ---------------------------------
Sales                                           $    6,954      $      27,497
Cost of Sales                                        2,469             18,637
                                              ---------------------------------
Gross Profits                                        4,485              8,860

Write down of inventory                           (12,778)                  -
                                              ---------------------------------
Net loss from Discontinued Operations           $  (8,293)      $       8,860
                                              ---------------------------------


13.  Subsequent Events

Subsequent to the year end, the company commenced negotiations with certain creditors to convert debt due to them for shares at a rate of $0.10 of debt per one common share in the company.

Subsequent to the year end, each of the four directors received 700,000 share purchase options. These options are exercisable at $0.10 per share and will expire five years after the grant date, on May 19, 2011.


14.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since the Company's incorporation on May 17, 1999, the Company has retained two auditors. The Company's initial auditors were Thorne Little in Surrey, British Columbia, Canada, which were originally retained by Spectrum Trading Inc., a British Columbia corporation. Since the Company was incorporated pursuant to the laws of the State of Delaware, the Company determined it was in the corporation's best interests to retain an auditing firm based in the United States. On October 31, 1999, the Company retained Grant Thornton LLP as its Auditors (Vancouver BC Office). Due to disagreement regarding fees and delays in completion of work Grant Thornton LLP was asked by the company to resign in July 2003. Since then we have not been able to settle the fees issue. Consequently, our former auditors filed a claim against us in court
(see legal Matters section for more detail). On March 12, 2004 we retained Staley, Okada and Partners to be our auditors. These auditors were known to the board of directors of the Company. We discussed the need to use the generally accepted accounting principles of United States (USGAAP)with them and their qualifications regarding the USGAAP. No discussion took place as to what type of audit opinion will be rendered and no written or oral advice was provided. These auditors were hired because the Company had built up trust with them from previous dealings and they were qualified to do the required work.

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

NOT APPLICABLE.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of the Company are as follows:

                                Executive Officers of the Company:

Name:                           Age:                  Office(s):
Raj-Mohinder S. Gurm            46                    President and CFO
John H. Rennie                  69                    Secretary

                                Board of Directors of the Company:

Name:                           Age:                                        Term Expires        Director Since (1)
Raj-Mohinder S. Gurm            46                    Director              Next AGM            Nov. 1990
John H. Rennie                  69                    Director              Next AGM            Mar. 1999
Gerry Podersky-Cannon           59                    Director              Next AGM            June 2000
Stephen Sleigh                  59                    Director              Next AGM            June 2003

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

----------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                                 Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                   Awards                    Payouts
----------------------------------------------------------------------------------------------------------------------------
      (a)           (b)           (c)           (d)           (e)           (f)           (g)           (h)           (i)
----------------------------------------------------------------------------------------------------------------------------
     Name                                                    Other       Restricted    Securities
      And                                                    Annual        Stock       Underlying      LTIP        All Other
   Principle                     Salary        Bonus      Compensation    Award(s)    Options/SARs    Payouts
Compensation
   Position        Year            ($)          ($)            ($)          ($)           (#)           ($)           ($)
----------------------------------------------------------------------------------------------------------------------------
CEO                2006           $62,774(3)      0.00        0.00            0.00         67,000(2)     0.00           0.00
Raj-Mohinder Gurm
                   2005(6)         58,859(1)      0.00        0.00            0.00         67,000(2)     0.00           0.00

                   2004(7)         55,344(1)      0.00        0.00            0.00         67,000(2)     0.00           0.00
----------------------------------------------------------------------------------------------------------------------------

(1) In April 1999 the board approved an employment contract with Mr. Gurm, which allowed for an annual salary of $62,774(72,000CDN), a signing bonus of $10,000
and
      an option to purchase 134,000 shares of the Company's common stock  for
$0.10 per share.  The employment               contract called for an
additional option to purchase 67,000 shares of the Company's common stock for

       $0.10 per share to be issued to Mr. Gurm on an annual basis. All options expire five years after the issue date. The salary due Mr.
Gurm since April 1999 has been
      accrued by the Company, except for $63,650 which was forgiven by Mr. Gurm in March of 2001.
      The salary amount accrued  includes
      vacation pay. The contract is automatically renewed at the same terms every year on April 30, unless cancelled or opened for renegotiating by either Mr. Gurm or the board of directors of the Company. The Company has no other Employment contracts with any other party.
(2) These stock purchase options were issued pursuant to Mr. Gurm's employment contract dated April, ?? 1999. These options vest immediately, and can be exercised at $0.10 per share within 5 years from the date of grant.
(3) Salary accrued from April 1, 2005 to March 31, 2006 includes vacation pay.
(6)   Year ended on March 31, 2005
(7)   Year ended on March 31, 2004

OPTION TABLE

---------------------------------------------------------------------------------------------------------
                                            Option Grants
---------------------------------------------------------------------------------------------------------
                                           Individual Grants
---------------------------------------------------------------------------------------------------------
        (a)                  (b)                  (c)                  (d)                  (e)
---------------------------------------------------------------------------------------------------------
                    Number of Securities    %of Total Options        Exercise
       Name          Underlying Options   Granted to Employees        Price              Expiration
                         Granted (#)          			($/Sh) (USD)             Date
---------------------------------------------------------------------------------------------------------
Raj-Mohinder Gurm        284,000                  36.18                $0.10             May 08, 2007
                          67,000                   8.54                $0.10             Apr 30, 2008
                          67,000                   8.54                $0.10             Apr 30, 2009
                          67,000                   8.54                $0.10             Apr 30, 2010
---------------------------------------------------------------------------------------------------------
John H. Rennie           150,000                  19.11                $0.10             May 08, 2007
---------------------------------------------------------------------------------------------------------
Canafra Financial        150,000                  19.11                $0.10             May 08, 2007
---------------------------------------------------------------------------------------------------------


     The board of directors has approved the issuance of currently outstanding options to purchase 785,000 shares of Company's common stock to directors of Company, exerciable at $0.10 per share within five years from date of grant. Mr. Gurm's Employment contract calls for annual incentive option grants to purchase 67,000 shares of the Company' common stock at an exercise price of $0.10 per share or 20% below the market price if the shares are trading on the OTCBB, In addition the board of directors approved granting Mr Gurm annual bonus option based upon the following formula: Options to purchase shares at 20% below market price (if trading on OTCBB, otherwise at $.10 per share) up to the value determined by 5% of the amount of annual profits from sales between $2,500,000 to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. Exercise terms and other option exercise details have not yet been finalized. Previously issued options were re-priced at $.10 US from $0.15 CDN.

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

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                           Name and Address of       Amount and Nature of
     Title of Class         Beneficial Owner           Beneficial Owner         Percent of Class(1)
----------------------------------------------------------------------------------------------------
     $.001 Par               Raj-Mohinder S. Gurm
       Value                   13718 91st Avenue        Officer & Director                  59.4%
     Common Stock             Surrey, BC, Canada        6,032,360 Common(2)
                                    V3V 7X1
----------------------------------------------------------------------------------------------------
     $.001 Par               Gerry Podersky-Cannon.
       Value                 126-1628 W 1st, Avenue      Officer & Director                 7.3%
     Common Stock            Vancouver, BC, Canada       738,736 Common(3)(4)
                                   V6J 1G1
----------------------------------------------------------------------------------------------------
     $.001 Par                 John Herman Rennie
       Value                 #402 5976 Tisdall Street    Officer & Director                 3.7%
     Common Stock             Vancouver, BC, Canada      380,000 Common(3)
                                    V5Z 3N2
----------------------------------------------------------------------------------------------------

     $.001 Par               Harvinder K. Sandhu
       Value                  156 E. 47th Avenue          Former Director                   5.1%
     Common Stock             Vancouver, BC, Canada       519,000 Common
                                    V5W 2A6
----------------------------------------------------------------------------------------------------
    $.001 Par
     Value                 All officers and directors
Common Stock               as a group (3 Persons)        7,151,096(2)(3)(4)                 70.4%
----------------------------------------------------------------------------------------------------


(1)	Percentages are calculated based on 9,377,364 shares outstanding as of
  June 30,2006 already subscribed for.  Pursuant to Rule 13d-3(d)(1), the percentage of shares owned for each person includes shares deemed to be outstanding upon the exercise of options by such person within 60 days of the reported date, but are not deemed to be outstanding for the purpose of
  computing       the percentage of the class by any other person.
(2) Includes 485,000 shares currently issuable upon exercise of options at a price of$.10 per share.
(3) Includes 150,000 shares currently issuable upon exercise of options at a price of $.10 per share to each of Messrs. Rennie and Podersky-Cannon.
(4) Includes 713,152 shares held of record by Canafra Financial Ltd., a British Columbian corporation owned by
      Mr. Podersky-Cannon and his spouse, Donna Y. Maroz.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at March 31, 2006, the company owed $1,062,039 to related parties. Included in this amount is $669,567 owing to a Raj-Mohinder Gurm, a director and officer of the company, $121,409 owing to John Rennie, a director of the company, $15,285 owing to a company controlled by a director and officer of the company, and $255,778 owing to various relatives of the director and officer of the company. During the current year, $19,090 of interest expense has been accrued as owing to a director and officer of the company, $8,445 to a director of the company, and $12,495 to relatives of a director and officer of the company.

As at March 31, 2006, Raj-Mohinder Gurm, a director and officer of the company, owned approximately 59% of the issued and outstanding share of the company, and all directors and officers of the company owned approximately 70% of the company's shares.

During the year ended March 31, 2006, the company granted to Raj-Mohinder Gurm, a director and officer of the company, 67,000 stock purchase options exercisable at $0.10 per share on or before April 30, 2010. As at March 31, 2006, directors and officers of the company held 785,000 share purchase options exercisable at $0.10 per share expiring between May 8, 2007 and April 30, 2010.

ITEM 13. EXHIBITS

Exhibit No.      Description

3.1              Restated Certificate of Incorporation. (1)
3.2              Bylaws. (1)
10.1             Distributor agreement between Spectrum International Inc.
                 and Canafra Management & Consulting Services dated Feb. 24,2000
10.2	Lease Agreement among West-Bend Construction LTD, Spectrum
                 Trading Inc. and Raj-Mohinder S. Gurm  dated September
                 1, 1998. (1)
10.3 Lease Extension Agreement between West-Bend Construction LTD and Spectrum Trading Inc. dated September 1, 2001. (1)
10.4	           Employment contract between Spectrum International Inc and
                 Raj-Mohinder Gurm dated April 12, 1999. (1)
10.5	           Loan Agreement among Ronald Cranfield, Spectrum Trading Inc.
                 and Toronto Dominion Bank dated December 2, 1997. (1)
10.6	           Business Banking Loan Agreement between Royal Bank of Canada and Raj-Mohinder S. Grum dated June 1, 1999. (1)
10.7	           Indenture between Raj-Mohinder S. Grum and Spectrum Trading
                 Inc. dated April 30, 1999. (2)
23.1	Consent of Auditors
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	           Certificate of Chief Financial Officer and Chief Executive
                 Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1)	Incorporated herein by reference to Form SB-2A filed with the
U.S. filed with the U.S. Securities and Exchange Commission on May 14, 2003.

Page 36
(2)	Incorporated herein by reference to Form SB-2 filed with the
U.S. filed with the U.S. Securities and Exchange Commission on June 26, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2006 and March 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
                           March 31,      March 31,
2006	2006
                         -----------------------------

Audit Fees              $  24,929      $   36,923
Audit Related Fees              -               -
Tax Fees                        -           5,850
All Other Fees                  -               -
                         -----------------------------
     Totals                24,929          42,773
                         =============================

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in the Company's periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning in fiscal 2006 or 2005.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2006 or 2005.

Pre-Approval Policies and Procedures. The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                 SIGNATURES

   In accordance with Section 13 of the exchange act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: July 14, 2006                        Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer      July 14, 2006

/s/John H. Rennie
-------------------------
Director, Secretary                                                July 14, 2006

/s/Gerry Podersky-Cannon
-------------------------
Director                                                           July 14, 2006

/s/Stephen Sleigh
-------------------------
Director, Controller                                               July 14, 2006