Form 10QSB
period 2006-06-30
NATCO INTERNATIONAL INC.
filed 2006-08-21
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2006

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

Yes     (X)               No       ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes     ( )               No       (X)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.001 par value - 9,337,364 shares outstanding as of June 30,2006


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended June 30, 2006

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                                   June 30,       March 31,
Assets                                                 2006            2006
----------------------------------------------------------------------------

Current
   Inventory (Note 3)                       $      10,798      $       8,643
   Prepaid expenses                                14,225                629
   Assets held in discontinued operations	      4,471	       	  3,199
                                            --------------------------------
                                                   29,494             12,471
Property, Plant and Equipment (Note 4)             11,254              8,579
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      40,749      $      21,051
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      63,215      $      62,985
    Accounts payable                               95,498             85,874
    Accrued liabilities                            26,072             29,532
    Due to related parties (Note 7)             1,123,051          1,062,039
    Liabilities held in discontinued
    operations (Note 12)                                0              5,613
                                            --------------------------------
                                                1,307,836          1,246,043
Bank Indebtedness (Note 6)                              -                 -
Due to Related Parties (Note 7)                         -                 -
                                            --------------------------------
                                                1,307,836          1,246,043
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2005-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement 3          469,172            469,172
Share subscriptions (Note 8c)                      83,063             33,063
Other comprehensive income - Statement 3         (256,359)          (205,653)
Deficit -Statement 3                           (1,557,340)        (1,530,951)
                                            --------------------------------
                                               (1,267,087)        (1,224,992)
                                            --------------------------------
                                            $      40,749      $      21,051
============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited


                                                    2006                2005
----------------------------------------------------------------------------
Sales                                     $       	 -     $            629

Cost of sales                                         -                  487
                                          --------------      --------------
Gross profit (2005-51.0%; 2004-32.7%)                 -                  142
                                          --------------      --------------

Expenses
   Bank charges                                    1,326                 335
   Travel                                          6,644                   -
   Depreciation                                      768                 753
   Insurance                                          33                  29
   Legal and accounting                              277               4,210
   Office and other                                  624                 411
   Rent                                            3,758               3,387
   Research and development                           -		     -
   Salaries and benefits                          16,729              10,067
   Telephone and utilities                           808               1,410
                                          ----------------------------------

                                                  30,967              20,602
                                           ----------------------------------

Loss Before Other Items                          (30,967)            (20,460)
                                          ----------------------------------
Other Items
   Other income                                      188                483
   Interest expense                              (11,661)            (6,089)
                                          ----------------------------------

                                                 (42,440)           (26,066)
                                          ----------------------------------
Loss from continuing operations
   Net Income(loss) from discontinued
operations(Note 12)	    			     1,051		 1,085
Net loss for the Period                      $   (41,389)    $    ( 24,981)
============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                          ==============      ==============

Basic and diluted loss
  per share                                $       (0.00)      $      (0.01)
                                           ==============      ==============
=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)  (1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,063            -            -         8,063
Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (44,178)         -       (44,178)

Net Loss                           -         -             -            -             -       (201,498)   (201,498)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2006             9,377,364    $9,377      $469,172       33,063      (205,653)  (1,530,951) (1,224,992)

Share subscription(Note 8c)        -         -             -         50,000            -           -        50,000

Change in foreign
Currency Translation
Adjustment                         -         -             -            -        (50,706)          -       (50,706)

Net Loss                           -         -             -            -              -       (41,389)    (41,389)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- June 30, 2006             9,377,364    $9,377      $469,172       83,063       (256,359)   (1,572,340)(1,267,087)

===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2006                 2005
------------------------------------------------------------------------------

Operating activities
  Net loss                                     $ (41,389)          $ (24,981)
  Adjustments to determine cash flows:
    Depreciation                                     768                 753
    Stock-based compensation                       _____                   -
  Change in non-cash working capital:
    Accounts receivable                                -               1,384
    Inventory                                     (2,155)               (234)
    Prepaid Expenses                             (13,596)                 12
    Accounts Payable                               9,624               4,176
    Accrued Liabilities                           (3,460)            (22,823)
                                              --------------------------------
Net cash used in continued operations            (50,208)            (41,713)
Net cash used in discontinued operations          (6,885)                  -
                                              --------------------------------
                                                 (57,093)            (41,713)
                                              --------------------------------
Financing activities
  Bank indebtedness                                 (230)              1,428
  Due to related parties                          61,012              17,959
  Share Subscriptions                             50,000               8,053
						--------------------------------
                                                 111,242              27,440

						--------------------------------
  Foreign exchange                               (54,149)             14,273
  Cash position - Beginning of Year                    -                   -

						--------------------------------
Cash position, End of Year                     $       -            $      -
==============================================================================

Supplementary cash flows
information:
  Interest paid                                 $  1,529            $  5,489
  Income taxes paid                             $      -            $      -
==============================================================================

Supplementary schedule of non-cash
Investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $  3,443             $ 3,053
==============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

1.	Nature of Operations and Going Concern

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was dissolved in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the company changed its name from Spectrum International Inc. to Natco International Inc.

The Company had two products, a jewelry cleaner and a tire sealant. Neither product generated sufficient revenue to be profitable, and the Company discontinued its production of jewelry cleaner in March 2006and is in the
process of discontinuing its production of tire sealant. The Company   intends
to focus on marketing and distributing professional beauty products in Canada and India.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past years and has a substantial stockholders' deficiency and a working capital deficiency. The Company's continued existence is dependent upon (i) its ability to establish a marketing and distribution network for professional beauty products in Canada and India, (ii) its ability to raiseadditional capital and to achieve profitable operations. It is management's intention to pursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
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

f)  Income Taxes

Income taxes are accounted for using the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

g)	Financial Instruments

The Company's financial instruments consist of accounts receivable, bank indebtedness, accounts payable and amounts due to related parties. The fair values of these financial instruments approximate their carrying values.

h)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation". The Company adopted SFAS 123(R) using the prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
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

The Company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2006 and 2005.Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

o)   Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

p)   Segmented Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's sales are generated in one geographical area, Canada. The Company operated in two product segments: jewelry cleaners and accessories, and tire sealants. The company discontinued its jewelry cleaner business at March 31, 2006.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

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

r)   Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods

s)    Product Warranty

The Company's policy is to replace its
products if faulty. Products will be replaced within a reasonable time from the date of sale.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                           June 30,          March 31,
                                               2006              2006
                                       --------------------------------
Raw materials                          $      9,827        $    7,866
Finished Goods                                  971               777
                                       --------------------------------
                                       $     10,798        $     8,643
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                                  June 30,    March 31,
                                                      2006         2006
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 18,614    $  17,353     $  1,261     $    221
Manufacturing
  Equipment               69,176       59,183        9,993        8,358
-----------------------------------------------------------------------
                        $ 87,790    $  76,536     $ 11,256     $  8,579
-----------------------------------------------------------------------

===============================================================================

5.	Product Rights

The Company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                  June 30,        March 31,
                                                      2006             2006
                                                 --------------------------
Checks written in excess of funds on deposit     $   1,528        $  1,562

HSBC demand revolving loan for a maximum
amount of CDN$20,000 ($17,136), secured by
a General Security Agreement on all assets
of the Company (first charge) and by personal
guarantees made by a director and officer
of the Company, interest at bank prime plus
2%.						      17,136          17,136

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the Company and by personal guarantees
made by two shareholders including a
director and officer of the Company,
interest at bank prime plus 2% (March 31,
2005 - 2%).  The loan is due on demand;
however, the bank allowed the Company to
repay the loan by making fixed monthly
payment of CDN$416, therefore a portion
of this loan was classified as long-term
liability.                                             1,704 		1,630

Royal Bank, loan secured by a General
Security Agreement on all assets of the
Company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%). The loan
is due on demand; however, the bank allowed
the Company to repay the loan by making fixed
monthly payment of CDN$673, therefore a
portion of this loan was classified as long-
term liability.                                        6,235         7,565

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
Company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            36,612 		35,092

                                                -----------------------------
                                                      63,215         62,985
Less: Current Portion                                (63,215)       (62,985)

                                                -----------------------------
Long-term portion                                      -		    -

                                                -----------------------------


===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:




a)	Amounts due to related parties are as follows:
                                                  June 30,     March 31,
                                                      2006          2006
                                              --------------------------
Loans payable to relatives of a director
and officer of the Company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2005 - 0.5%).                                   $177,515       $  168,744

Loans payable to a director and officer
of the Company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2005 - 8.33% to 11%).                            462,406          433,510

Wages and bonus payable to a director and
officer of the Company.  This liability
is unsecured, due on demand and non-interest
bearing (2005 - nil%).                            442,143          422,106

Loan payable to a relative of a director
and officer of the Company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.          			      40,987	       37,679
   							_______________________
                                            	  $1,123,501     $ 1,062,039
Less: Current portion                          (1,123,501)     (1,062,039)
						       ______________________
Long-term portion                              $         -            -
						______________________________
b)	Interest expense on amounts due to directors and an officer was
        $10,131 (2005 - $5,133).

c)	Salaries and benefits include $16,729 (2005 - $10,067) accrued to a director and officer of the Company.

d)	As at June 30, 2006, a director and officer of the company held approximately 59% of the issued and outstanding shares of the Company.

e)	Sales include $Nil(2005- $433) to a Company with a director in
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
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

	During fiscal 2005, the Company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	During fiscal 2006, the Company received $8,053 as a subscription for 100,000 shares at $0.08053 per share

	During fiscal 2006, the Company received $50,000 as a subscription for 500,000 shares at $0.10 per share

	Management is planning to issue these shares subsequent to the period-end

d)	Warrants

	During fiscal 2003, the Company issued 307,008 units, consisting of 307,008 shares and 307,008 share purchase warrants. These warrants were convertible to shares at a price of $0.25 per share. These warrants expired September 6, 2004.

e)	Stock Options

	Stock option activity pursuant to the employee stock option plan, is summarized as follows:


                                                          Weighted
                                 Number of     Exercise    Average
                                   Options        Price   Exercise      Expiry
                                                             Price        Date

                            -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15 -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8, 2007

Granted                            517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                             67,000       $0.10       $0.10  Apr 30, 2008

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2004      651,000       $0.10       $0.10 -Apr 30, 2008

Granted                             67,000       $0.10       $0.10  Apr 30, 2009

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2005      718,000       $0.10       $0.10 -Apr 30, 2009
Granted                             67,000       $0.10       $0.10  Apr 30, 2010

                              --------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2006      785,000       $0.10        $0.10-Apr 30, 2010
Granted                             67,000       $0.10        $0.10 Apr 30, 2011
Granted                          __700,000       $0.10        $0.10 May 19, 2011
                              --------------------------------------------------
                                                                     May 8, 2007
Outstanding at June 30, 2006     1,552,000       $0.10        $0.10-Apr 30, 2011
                              --------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

8.	Capital Stock - Continued

f)	Stock Options - Continued

The Company has also committed to issue to the Chief Executive Officer 67,000 options every year in April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market, up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based Payment. Had compensation cost for the stock option plan been determined for the period ending June 30, 2006 based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers would be $1,565. This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2006
                                   -------------
Risk-free interest rate                   2.5%
Expected dividend yield                     -
Expected stock price volatility            73%
Expected option life in years               5

The resulting pro forma loss per share for the year was as follows:
                                        2006
                                   -------------
Loss as reported                   $  (41,839)
Stock compensation expense               (857)
                                   -------------
Pro forma loss                     $  (42,696)
                                   -------------
Loss per common share              $    (0.00)
Pro forma loss per common share    $    (0.00)

Stock option expense for the period ending June 30, 2006 was $1,857, and has been included in the salaries and benefits expense on the Statement of operations. This value is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.
                                          2006
                                   -------------
Risk-free interest rate                   2.5%
Expected dividend yield                     -
Expected stock price volatility            73%
Expected option life in years               5

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

9.	Income Taxes

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

The company had two product lines which are jewelery cleaners and accessories, and tire sealant. The jewelery cleaner line was discontinued as of March 31, 2006. The sales and cost of sales allocated to each product line are disclosed below:
                                            June 30,         June 30,
                                                2006             2005
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $     1,051      $     1,849
  Cost of sales                                    -             (764)
                                         -----------------------------
  Gross Profit                                 1,051            1,085
                                         -----------------------------
Tire Sealant
  Sales                                            -              629
  Cost of sales                                    -             (487)
                                         -----------------------------
Gross profit                                       -              142
                                         -----------------------------
Total gross profit                             1,051            1,227
Expense, net of other income                 (42,440)         (26,208)
                                         -----------------------------
Net loss                                 $   (41,389)     $   (24,981)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                           June 30,          March 31,
                                               2006               2006
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    4,471        $     3,199
  Tire Sealant                                    -                  -
                                         ------------------------------
                                         $    4,471        $     3,199
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $      809        $         -
  Tire Sealant                                9,989              8,643
                                         ------------------------------
                                         $   10,798        $    11,842
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

12.  Discontinued Operations

The Company discontinued operations of its jewelery cleaners and accessories line due to lack of demand for the product as of March 31, 2006. There were no property, plant and equipment remaining to produce this line of operations. As at June 30, 2006, accounts receivable relating to the jewelery cleaners line were $4,471 (March 31, 2006 - $3,199). As of June 30, 2006, inventory relating to the discontinued line of business was $Nil (March 31, 2006 - $Nil) and accounts payable were $Nil (March 31, 2006 - $5,613). Net gain from discontinued operations is as follows:

                                                      2006               2005
                                              ---------------------------------
Sales                                           $    1,051      $       1,849
Cost of Sales                                            -               (764)
                                              ---------------------------------
Net gain from Discontinued Operations           $    1,051      $       1,085
                                              ---------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

   We have yet to make a profit on current operations.
As of June 30, 2006, we had incurred a deficit of $(1,557,340) and $(1,530,951) as of March 31, 2006, which has continued to increase. This Deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses. At March 31, 2006, we discontinued the operations of our jewelry cleaner line. We are trying to sell the tire sealant business. If the sale does not materialize, it will be discontinued as well in the next 60 days.

   In the three months ended June 30, 2006 as compared to the period June 30, 2005, we had net loss of $(42,440) and $(26,066) respectively. Current period loss was primarily financed by increased related party loans of $61,012 and shares subscriptions received of $50,000.

Payables have continued to increase
 Our revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in receivables being a sufficient source of capital for that period. The company started trading on the Over the Counter Bulletin Board in August 2005.

The company has changed its business focus from jewelery cleaners and tire Sealants (discontinued) to beauty products. The company is now seeking debt and/or equity financing to fund its new product line. The Company is actively negotiating a funding of approximately $300,000; no commitments have been obtained but management expects that a funding may take place before the end of October 31, 2006. The money raised will be used to pay down debt and to buy inventory for expansion into India with professional beauty products.

Results of Operations

Three month period ended June 30, 2006

The company is in the process of changing the business focus from jewelery cleaners and tire sealants to beauty products. The jewelery cleaner line has been discontinued and the tire sealant line will be discontinued in the next 60 days. However, there are no revenues from the new business yet. Consequently we had no sales in the first quarter of this year. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior years operations have been or will be discontinued.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

In the period from April 1, 2006 to June 30, 2006 current assets increased by $17,023 and property, plant and equipment increased by $2,675. In the same period bank debt decreased by $230, payables increased by $9,624, and accrued liabilities decreased by $3,460. However, amounts due to related parties increased by $61,012 in the same period. The deficit during that period increased from $1,530,951 to $1,557,340.

During the three months ended June 30, 2006 Natco used $41,309 (2005 -
$24,981) of cash in its operating activities, primarily for general and administrative expenses such as salaries, legal and accounting, and rent. Cash provided by financing activities was $111,242 (2005 - $27,440), which consisted of $61,012 in cash advanced by related parties, $230 decrease bank debt and $50,000 from share subscriptions. No notes were paid down in the period ended June 30, 2006

The company owes $1,123,501 to related parties, the breakdown of which is listed in the financial statements, Note 7.

A claim against us was filed in Supreme court of British Columbia, Canada (Action #36122). This action was commenced by our former Auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs. On October 5, 2005, we settled this matter out of court for CDN$50,000. On August 1, 2006, all money owing was paid. See details in Part II, Item 1.

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $1,307,836 as of June 30, 2006 by converting most of our debt to equity and paying the balance of approximately $200,000 with additional financing.
We estimate that if we can raise $1,000,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained, then we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31, 2007. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses to begin our new business of supplying professional beauty supplies to India nd Canada. This assumes that additional marketing will be sufficient to establish sales of our professional beauty products we will have the sales to cover our overhead. We will need additional capital to satisfy inventory, receivables, expansion to India and other current, non-cash assets for current cash requirements . We estimate we will have to raise an additional $2,000,000 in the next 12 to 18 months to complete the expansion to India.

Our estimated fixed costs at this time are approximately $6,500 per month, which Includes $1,500 for lease payments, $1,000 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We receive about $300 per month from the current levels of sales That means, we will have to raise approximately $6,200 per month until additional funding is in place. We will also require an additional $15,000 to $20,000 for legal and accounting fees related to public company compliance. We will seek new sources of funding such as increasing the line of credit secured by the company in February 2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $3,000,000. This money will allow us to pay down account payables and debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to invest more money in the marketing of our products to increase the sales levels.

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

In light of our funding issues, we have postponed all plans to buy any new equipment for the plant or office for at least the next 12 months or until the company has secured at least $50,000 in funding. The company will not be selling any of its assets in that time period.

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

Page22
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim against us was filed in the Supreme Court of British Columbia, Canada (Action #36122). This action was commenced by our former auditors for professional fees allegedly due and owing. The amount claimed by the Plaintiff is $52,028.75(approximately US$37,500) plus interest and costs.

This matter was settled out of court on October 5, 2005. The settlement requires us to pay CDN$50,000 to the plantiff. The company was obliged to pay this amount by July 31, 2006, and this amount plus interest/expenses of $3,691.34 was paid to the plaintiff on August 1, 2006.

Page 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The company received subscription for 500,000 common shares at $.10 Per share. Total amount paid to the company was $50,000. These Shares have not been issued at this time. They will be issued in the Next 30 days.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
2.1	Articles of Incorporation (1)
2.2	Bylaws (2)
31.1	Certificate of Chief Executive Officer and CFO Pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Controller Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002
32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of controller Pursuant to Section 906 of the
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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: August 21, 2006                      Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  August 21, 2006

/s/Stephen Sleigh
-------------------------
Director, Controller                                           August 21, 2006