Form 10QSB/A
period 2006-06-30
NATCO INTERNATIONAL INC.
filed 2006-08-22
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30,2006

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

Table of Contents

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

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                                   June 30,       March 31,
Assets                                                 2006            2006
----------------------------------------------------------------------------

Current
   Inventory (Note 3)                       $      10,798      $       8,643
   Prepaid expenses                                14,225                629
   Assets held in discontinued operations
   (Note 12)                                        4,471              3,199
                                            --------------------------------
                                                   29,494             12,471
Property, Plant and Equipment (Note 4)             11,254              8,579
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      40,749      $      21,051
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      63,215      $      62,985
    Accounts payable                               87,088             85,874
    Accrued liabilities                            26,072             29,532
    Due to related parties (Note 7)             1,123,051          1,062,039
    Liabilities held in discontinued
    operations (Note 12)                            8,410              5,613
                                            --------------------------------
                                                1,307,836          1,246,043
Bank Indebtedness (Note 6)                              -                 -
Due to Related Parties (Note 7)                         -                 -
                                            --------------------------------
                                                1,307,836          1,246,043
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2005-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement 3          519,122            469,172
Share subscriptions (Note 8c)                      83,063             33,063
Other comprehensive income - Statement 3         (256,359)          (205,653)
Deficit -Statement 3                           (1,622,290)        (1,530,951)
                                            --------------------------------
                                               (1,267,087)        (1,224,992)
                                            --------------------------------
                                            $      40,749      $      21,051

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited


                                                    2006                2005
----------------------------------------------------------------------------
Sales                                     $       	 -     $            629

Cost of sales                                         -                  487
                                          --------------      --------------
Gross profit (2005-51.0%; 2004-32.7%)                 -                  142
                                          --------------      --------------

Expenses
   Bank charges                                    1,326                 335
   Travel                                          6,644                   -
   Depreciation                                      768                 753
   Insurance                                          33                  29
   Legal and accounting                              277               4,210
   Office and other                                  624                 411
   Rent                                            3,758               3,387
   Salaries and benefits                          66,679              10,067
   Telephone and utilities                           808               1,410
                                          ----------------------------------

                                                  80,917              20,602
                                          ----------------------------------

Loss Before Other Items                          (80,917)            (20,460)
                                          ----------------------------------
Other Items
   Other income                                      188                483
   Interest expense                              (11,661)            (6,089)
                                          ----------------------------------

                                                 (92,390)           (26,066)
Loss from continuing operations
   NetIncome(loss) from discontinued
   operations(Note 12)                             1,051                 1,085
                                          ----------------------------------
Net loss for the Period                      $   (91,339)     $     (24,981)
                                          ===============     ==============
============================================================================

Weighted average number
  of shares outstanding                        9,377,364          9,377,364
                                          ===============      =============
Basic and diluted loss per share
  from continuing operations               $       (0.01)      $      (0.01)
                                          ===============      =============
Basic and diluted loss per share           $       (0.01)      $      (0.01)
                                          ===============      =============
============================================================================

Comprehensive Loss
  Net loss for the period                  $     (91,339)      $    (24,981)
  Foreign currency translation adjustment        (50,706)            17,326
                                          ----------------------------------
Total comprehensive loss or the period     $    (142,045)      $     (7,655)
                                          ===============      =============
============================================================================

Comprehensive loss per share               $       (0.02)      $      (0.00)
                                          ===============      =============
============================================================================



                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)  (1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,063            -            -         8,063
Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (44,178)         -       (44,178)

Net Loss                           -         -             -            -             -       (201,498)   (201,498)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2006             9,377,364    $9,377      $469,172       33,063      (205,653)  (1,530,951) (1,224,992)

Share subscription(Note 8c)        -         -             -         50,000            -           -        50,000

Issuance of stock options          -         -          49,950          -              -           -        49,950

Change in foreign
Currency Translation
Adjustment                         -         -             -            -        (50,706)          -       (50,706)

Net Loss                           -         -             -            -              -       (91,339)    (91,339)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- June 30, 2006             9,377,364    $9,377      $519,922       83,063       (256,359)  (1,622,290) (1,267,087)

===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Three Months Ended June 30
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2006                 2005
------------------------------------------------------------------------------

Operating activities
  Net loss                                     $ (91,339)          $ (24,981)
  Adjustments to determine cash flows:
    Depreciation                                     768                 753
    Stock-based compensation                      49,950                   -
  Change in non-cash working capital:
    Accounts receivable                                -               1,384
    Inventory                                     (2,155)               (234)
    Prepaid Expenses                             (13,596)                 12
    Accounts Payable                               9,624               4,176
    Accrued Liabilities                           (3,460)            (22,823)
                                              --------------------------------
Net cash used in continued operations            (50,208)            (41,713)
Net cash used in discontinued operations          (6,885)                  -
                                              --------------------------------
                                                 (57,093)            (41,713)
                                              --------------------------------
Financing activities
  Bank indebtedness                                 (230)              1,428
  Due to related parties                          61,012              17,959
  Share Subscriptions                             50,000               8,053
						--------------------------------
                                                 111,242              27,440

						--------------------------------
  Foreign exchange                               (54,149)             14,273
  Cash position - Beginning of Year                    -                   -

						--------------------------------
Cash position, End of Year                     $       -            $      -
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

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past years and has a substantial stockholders' deficiency and a working capital deficiency. The Company's continued existence is dependent upon (i) its ability to establish a marketing and distribution network for professional beauty products in Canada and India, (ii) its ability to raise additional capital and to achieve profitable operations. It is management's intention to pursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

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

                                                -----------------------------


===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:




a)	Amounts due to related parties are as follows:
                                                  June 30,     March 31,
                                                      2006          2006
                                              --------------------------
Loans payable to relatives of a director
and officer of the Company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2005 - 0.5%).                                   $177,515       $  168,744

Loans payable to a director and officer
of the Company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2005 - 8.33% to 11%).                            462,406          433,510

Wages and bonus payable to a director and
officer of the Company.  This liability
is unsecured, due on demand and non-interest
bearing (2005 - nil%).                            442,143          422,106

Loan payable to a relative of a director
and officer of the Company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.          			      40,987	       37,679
   							_______________________
                                            	  $1,123,051     $ 1,062,039
Less: Current portion                           (1,123,051)     (1,062,039)
						       ______________________
Long-term portion                              $         -            -
						______________________________

During the current period, the Company commenced negotiations with certain creditors to convert debt due to them into shares at a rate of $0.10 of debt per one common share in the Company.

b)	Interest expense on amounts due to directors and an officer was
        $10,131 (2005 - $5,133).

c)	Salaries and benefits include $16,729 (2005 - $10,067) paid to a director and officer of the Company.

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

	During fiscal 2005, the Company received $5,000 as subscriptions for 100,000 shares at $0.05 per share

	During fiscal 2006, the Company received $8,053 as a subscription for 100,000 shares at $0.08053 per share

	During the current period, the Company received $50,000 as a subscription For 500,000 shares at $0.10 per share

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

	Stock option activity pursuant to the employee stock option plan, is summarized as follows:


                                                          Weighted
                                 Number of     Exercise    Average
                                   Options        Price   Exercise      Expiry
                                                             Price        Date

                            -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15 -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8, 2007

Granted                            517,000       $0.10        $0.10  May 8, 2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8, 2007

Granted                             67,000       $0.10       $0.10  Apr 30, 2008

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2004      651,000       $0.10       $0.10 -Apr 30, 2008

Granted                             67,000       $0.10       $0.10  Apr 30, 2009

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2005      718,000       $0.10       $0.10 -Apr 30, 2009
Granted                             67,000       $0.10       $0.10  Apr 30, 2010

                              --------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2006      785,000       $0.10        $0.10-Apr 30, 2010
Granted                             67,000       $0.10        $0.10 Apr 30, 2011
Granted                            700,000       $0.10        $0.10 May 19, 2011
                              --------------------------------------------------
                                                                     May 8, 2007
Outstanding at June 30, 2006     1,552,000       $0.10        $0.10-Apr 30, 2011
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

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based Payment. Had compensation cost for the stock option plan been determined for the period ending June 30, 2005 based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers would be $1,565. This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                   June 30, 2005
                                   -------------
Risk-free interest rate                   3.5%
Expected dividend yield                     -
Expected stock price volatility            72%
Expected option life in years               5

The resulting pro forma loss per share for the year was as follows:
                                   June 30, 2005
                                   -------------
Loss as reported                   $  (24,981)
Stock compensation expense             (1,565)
                                   -------------
Pro forma loss                     $  (26,546)
                                   -------------
Loss per common share              $    (0.00)
Pro forma loss per common share    $    (0.00)

Stock option expense for the period ending June 30, 2006 was $152,559, and has been included in the salaries and benefits expense on the Statement of Operations. This value is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.
                                   June 30, 2006
                                   -------------
Risk-free interest rate                   4.2%
Expected dividend yield                     -
Expected stock price volatility            84%
Expected option life in years               5

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

	2020                   $        180,000
	2021                            117,000
	2022                            135,000
	2023                            141,000
	2024                             97,000
	2025                            109,000
	2026                            138,000
				      -----------
			      $          917,000
				      -----------

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

The company had two product lines which are jewelry cleaners and accessories, and tire sealant. The jewellery cleaner line was discontinued as of March 31, 2006. The sales and cost of sales allocated to each product line are disclosed below:
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

12.  Discontinued Operations

The Company discontinued operations of its jewelery cleaners and accessories line due to lack of demand for the product. There were no property, plant and equipment remaining to produce this line of operations. As at June 30, 2006, accounts receivable relating to the jewelery cleaners line were $4,471 (March 31, 2006 - $3,199). As of June 30, 2006, inventory relating to the discontinued line of business was $Nil (March 31, 2006 - $Nil) and accounts payable were $8,410 (March 31, 2006 - $5,613). Net gain from discontinued operations is as follows:

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

   We have yet to make a profit on current operations.
As of June 30, 2006, we had incurred a deficit of $(1,622,290) and $(1,530,951) as of March 31, 2006, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our current product lines. We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a significant amount to offset expenses. At March 31, 2006, we discontinued the operations of our jewelry cleaner line. We are trying to sell our tire sealant operations, however, if the sale does not happen in the next 60 day, it will also be discontinued.

   In the three months ended June 30, 2006 as compared to the period June 30, 2005, we had net loss of $(91,339) and $(24,981) respectively. Current period loss was primarily financed by increased related party loans of $61,012 and shares subscriptions received of $50,000.

Payables have continued to increase. Our revenues are not expected to cover overhead, we expect losses to continue for this fiscal year and we will need to either raise working capital to cover those loses by equity or debt offerings, or shareholders loans as we do not anticipate increases in receivables being a sufficient source of capital for that period. The company Started trading on the Over the Counter Bulletin Board in August 2005. The company is now looking for debt and/or equity financing. We are expecting to close a funding of at least $300,000 before the end of October 31, 2006.

The company has changed its business focus from Jewellery cleaners (discontinued) to beauty products. The money raised will be used to pay down the debt and and to buy inventory for expansion and the company,s move into India with these products

Results of Operations

 Three month period ended June 30, 2006

The company is in the process of changing the business focus from Jewellery Cleaners and Tire Sealants to Beauty products. The Jewellery cleaner line has been discontinued and the tire sealant line will be discontinued in the next 60 days. However, there are no revenues from the new business yet. Consequently we had no sales in the first quarter of this year. Therefore it is not meaningful to compare our results of operation to our prior year since prior Years operations have been or will be discontinued.


Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

In the period from April 1, 2006 to June 30, 2006 current assets increased by $17,023 and property, plant and equipment increased $2,675. In the same period bank debt decreased by $230, payables increased by $1,214, accrued liabilities decreased by $3,460, and liabilities held in discontinued operations increased by 2,797. However, amounts due to related parties increased by $61,012 in the same period. The deficit during that period increased from $1,530,951 to $1,724,899.

During the three months ended June 30, 2006 Natco used $57,093 (2005 - $41,713)of cash in its operating activities, primarily for general and administrative expenses such as salaries, legal and accounting, and rent. Cash provided by financing activities was $111,242 (2005 - $27,440), which Consisted of $61,012 in cash advanced by related parties, $230 decrease bank debt and $50,000 from share subscriptions. No notes were paid down in the period ended June 30, 2006.

The company owes $1,123,051 to related parties the breakdown of which is listed in the financial statements, Note 7.

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

   The Company has been sustaining a loss on operations of about $180,000 per year in the past two fiscal years. We plan to satify our current liabilities of $1,307,836 as of June 30, 2006 by converting most of our debt to equity and paying the balance of approximately $200,000 with additional funding. We have estimated that if we can raise $1,000,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained than we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31 2007. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses to begin our new business of supplying professional beauty supplies to India nd Canada. This assumes that additional marketing will be sufficient to establish sales of our professional beauty products we will have the sales to cover our overhead. We will need additional capital to satisfy inventory, receivables, expansion to India and other current, non-cash assets for current cash requirements . We estimate we will have to raise an additional $2,000,000 in the next 12 to 18 months to complete the expansion to India.

Our estimated fixed costs at this time are approximately $6,500 per month, which Includes $1,500 for lease payments, $1,000 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We receive about $300 per month from the current levels of sales. That means, we will have to raise approximately $6,200 per month until additional funding is in place. We will also require an additional $15,000 to $20,000 for legal and accounting fees related to public company compliance. We will seek new sources of funding such as increasing the line of credit secured by the company in February 2005. However, this will just keep the company going for the time being. If the company is to grow and prosper, the company must raise the above mentioned $3,000,000. This money will allow us to pay down account payables and debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to invest money in the marketing of our products to increase the sales levels.


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

In light of our funding issues, we have postponed all plans to buy any new equipment for the plant or office for at least next 12 months or until the company has secured at least $50,000 in funding. The company will not be selling any of its assets in that time period.

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

This matter was settled out of court on October 5, 2005. The settlement requires us to pay CDN$50,000 to the plantiff. The company was obliged to pay this amount by July 31, 2006, and this amount plus interest/expenses of $3691.34 was paid to the plaintiff on August 1, 2006.

Page 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During our first quarter we received a share subscription for 500,000 Common shares of our company at $0.10 per share for total value of $50,000. We have not issued these shares yet. These will be issued In the next 30 days. Proceeds were used for repayment of some debt And working capital.

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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: August 22, 2006                      Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  August 22, 2006

/s/Stephen Sleigh
-------------------------
Director, Controller                                           August 22, 2006