Form 10QSB
period 2006-09-30
NATCO INTERNATIONAL INC.
filed 2006-11-20
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2006

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

Yes     (X)               No       ( )
                           Yes     ( )               No       (X)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.001 par value - 9,337,364 shares outstanding as of September 30,2006


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended September 30, 2006

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                               September 30,       March 31,
Assets                                                 2006            2006
----------------------------------------------------------------------------

Current
   Inventory (Note 3)                       $      10,784      $       8,643
   Prepaid expenses                                   657                629
   Assets held in discontinued operations(Note 12)  2,857              3,199
                                            --------------------------------
                                                   14,298             12,471
Property, Plant and Equipment (Note 4)             10,403              8,579
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      24,702      $      21,051
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      65,784      $      62,985
    Accounts payable                               71,804             85,874
    Accrued liabilities                            12,617             29,532
    Due to related parties (Note 7)             1,204,041          1,062,039
    Liabilities held in discontinued
    operations (Note 12)                                0              5,613
                                            --------------------------------
                                                1,354,246          1,246,043
Bank Indebtedness (Note 6)                              -                 -
Due to Related Parties (Note 7)                         -                 -
                                            --------------------------------
                                                1,354,246          1,246,043
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   9,377,364 (2005-9,377,364)
   common shares-Statement 3
   (Note 8)                                         9,377              9,377
Additional paid-in capital - Statement 3          519,122            469,172
Share subscriptions (Note 8c)                      83,063             33,063
Other comprehensive income - Statement 3         (255,014)          (205,653)
Deficit -Statement 3                           (1,686,092)        (1,530,951)
                                            --------------------------------
                                               (1,329,544)        (1,224,992)
                                            --------------------------------
                                            $      24,702      $      21,051
============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Six Months Ended September 30
Expressed in U.S. Dollars
Unaudited


                                                    2006                2005
----------------------------------------------------------------------------
Sales                                     $       	 -     $         639

Cost of sales                                         -                 ( 92)
                                          --------------      --------------
Gross profit 			                        -                547
                                          --------------      --------------

Expenses
   Bank charges                                    1,933                 685
   Travel                                          6,812                   -
   Depreciation                                    1,599               1,528
   Insurance                                          68                  29
   Legal and accounting                           29,382               5,044
   Office and other                                  621                 502
   Rent                                            7,497               6,878
   Salaries and benefits                          83,320              25,531
   Telephone and utilities                         1,423               1,629
                                          ----------------------------------

                                                 82,705              41,826
                                           ----------------------------------
Loss Before Other Items                         (132,655)            (41,279)
                                          ----------------------------------
Other Items
   Other income                                      187                654
   Interest expense                              (23,485)           (14,232)
                                          ----------------------------------

                                                (155,953)           (54,857)
					    ----------------------------------
Loss from continuing operations
   Net income(loss) from discontinued
operations(Note 12)				       812              1,449
						-------------------------------
Net loss for the Period   		      $  (155,141)    $     ( 53,408)
					     ================================
==============================================================================

Weighted average number
  of shares outstanding                        9,377,364           9,377,364
                                         ===============	================
Basic and diluted loss
per share			             $    (0.02)      $      (0.01)
					   ==============	================
===============================================================================
Comprehensive Loss
Net Loss for the period		             $  (155,141)	$    (53,408)
Foreign Currency Translation			(49,361)	     (36,967)
					---------------------------------------
Total comprehensive loss for the period      $  (204,502)       $   (90,375)
					==================	==============
Comprehensive loss per share 			$(0.02)		$      (0.01)
===============================================================================

                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	       Common      Common      Additional  	    	    Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)  (1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,063            -            -         8,063
Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (44,178)         -       (44,178)

Net Loss                           -         -             -            -             -       (201,498)   (201,498)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2006             9,377,364    $9,377      $469,172       33,063      (205,653)  (1,530,951) (1,224,992)

Share subscription(Note 8c)        -         -             -         50,000            -           -        50,000
Issuance of stock options			49,950				          49,950
Change in foreign
Currency Translation
Adjustment                         -         -             -            -        (49,361)          -       (49,361)

Net Loss         -         -             -            -              -                         (155,194)  (155,141)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- September 30, 2006             9,377,364    $9,377  519,922       83,063       (255,014)   (1,686,092) (1,329,544)

===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Six Months Ended September 30
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2006                 2005
------------------------------------------------------------------------------

Operating activities
  Net loss                                    $(155,141)          $ (53,408)
  Adjustments to determine cash flows:
    Depreciation                                   1,599              1,528
    Stock based compensation 			  49,500
    Wages accrued to a director		          33,370	     25,531
    Interest accrued to related parties	          20,293	     11,977
  Change in non-cash working capital:
    Accounts receivable                                -               1,082
    Inventory                                     (2,141)             (1,366)
    Prepaid Expenses                                 (28)                (39)
    Accounts Payable                             (14,070)               4,984
    Accrued Liabilities                          (16,915)            (22,803)
                                              --------------------------------
Net cash used in continued operations            (83,083)            (32,514)
Net cash used in discontinued operations          (5,271)                  -
                                              --------------------------------
                                                 (88,354)            (32,514)
                                              --------------------------------
Financing activities
  Bank indebtedness                                2,799              3,635
  Due to related parties                          88,339             61,539
  Share Subscriptions                             50,000              8,053
						--------------------------------
                                                 141,138             73,227

						--------------------------------
  Foreign exchange                               (52,784)            (40,713)
  Cash position - Beginning of Year                    -                   -

						--------------------------------
Cash position, End of Year                     $       -            $      -
==============================================================================

Supplementary cash flows
information:
  Interest paid                                 $  3,192            $ 3,746
  Income taxes paid                             $      -            $      -
==============================================================================

Supplementary schedule of non-cash
Investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $  3,423             $ 3,053
==============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
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

The Company had two products, a jewelry cleaner and a tire sealant. Neither product generated sufficient revenue to be profitable and the Company discontinued its production of jewelry cleaner in March 2006 and is in the process of discontinuing its production of tire sealant. The Company intends to focus on marketing and distributing professional beauty products in India and Canada.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past years and has a substantial stockholders' deficiency and a working capital deficiency. The Company's continued existence is dependent upon:
(i)	It's ability to establish a marketing and distribution net work for professional beauty products in Canada and India,
(ii)	It's ability to raise additional capital and to achieve profitable operations. It is management's intention to pursue market acceptance for its products and identify equity funding sources until such time as there is sufficient operating cash flow to
	fund operating requirements.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
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

The Company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006 and 2005.Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                       September 30,          March 31,
                                               2006              2006
                                       --------------------------------
Raw materials                          $      9,937        $    7,866
Finished Goods                                  847               777
                                       --------------------------------
                                       $     10,784        $     8,643
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                              September 30,    March 31,
                                                      2006         2006
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 18,589    $  17,440     $  1,149     $    221
Manufacturing
  Equipment               69,083       59,829        9,254        8,358
-----------------------------------------------------------------------
                        $ 87,790    $  77,269     $ 10,403     $  8,579
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The Company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                              September 30,        March 31,
                                                      2006             2006
                                                 --------------------------
Checks written in excess of funds on deposit     $   8,712        $  1,562

HSBC demand revolving loan for a maximum
amount of CDN$20,000 ($17,136), secured by
a General Security Agreement on all assets
of the Company (first charge) and by personal
guarantees made by a director and officer
of the Company, interest at bank prime plus
2%.						      19,457         17,136

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the Company and by personal guarantees
made by two shareholders including a
director and officer of the Company,
interest at bank prime plus 2% (March 31,
2005 - 2%).  						  - 	      1,630

Royal Bank, loan secured by a General
Security Agreement on all assets of the
Company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%).
		                                        -            7,565

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
Company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                            37,615 	    35,092

                                                -----------------------------
                                                65,784         62,985
Less: Current Portion       (65,784)       (62,985)

                                                -----------------------------
Long-term portion                                      -		    -

                                                -----------------------------


===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:




a)	Amounts due to related parties are as follows:
                                              September 30,     March 31,
                                                      2006          2006
                                              --------------------------
Loans payable to relatives of a director
and officer of the Company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2005 - 0.5%).                                   $178,619       $  168,744

Loans payable to a director and officer
of the Company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2005 - 8.33% to 11%).  			   473,506          433,510

Wages and bonus payable to a director and
officer of the Company.  This liability
is unsecured, due on demand and non-interest
bearing (2005 - nil%).                             510,362          422,106

Loan payable to a relative of a director
and officer of the Company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.          		   41,554	     37,679
   							_______________________
                                            	  $1,204,041      $ 1,062,039
Less: Current portion             (1,204,041)     (1,062,039)
						       ______________________
Long-term portion                   $         -            -
						________________________________
Interest expense on amounts due to directors and an officer was $20,293 (2005 - $11,977).

c)	Salaries and benefits include $33,370 (2005 - $25,531) accrued to a director and officer of the Company.

d)	As at September 30, 2006, a director and officer of the company held approximately 59% of the issued and outstanding shares of the Company.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
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

	Stock option activity pursuant to the employee stock option plan, is summarized as follows:


                                                          Weighted
                                 Number of     Exercise    Average
                                   Options        Price   Exercise      Expiry
                                                             Price        Date

                            -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15 -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8,2007

Granted                            517,000       $0.10        $0.10  May 8,2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8,2007

Granted                             67,000       $0.10        $0.10  Apr30,2008

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2004      651,000       $0.10        $0.10 -Apr 30,2008

Granted                             67,000       $0.10        $0.10  Apr 30,2009

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2005      718,000       $0.10        $0.10 -Apr 30,2009
Granted                             67,000       $0.10        $0.10  Apr 30,2010

                              --------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2006      785,000       $0.10        $0.10-Apr 30, 2010
Granted                             67,000       $0.10        $0.10 Apr 30, 2011
Granted                            700,000       $0.10        $0.10 May 19, 2011
                              --------------------------------------------------
                                                                    May 8, 2007
Outstanding at September 30, 2006 1,552,000      $0.10       $0.10-Apr 30,2011
                              --------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
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

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for
Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based
Payment.  Had compensation cost for the stock option plan been determined for the period ending September 30, 2006 based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers would be $1,565. This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                       September 30,2005
                                   -------------
Risk-free interest rate                   3.5%
Expected dividend yield                     -
Expected stock price volatility            72%
Expected option life in years               5

The resulting pro forma loss per share for the year was as follows:
                                  September 30,2005
                                   -------------
Loss as reported                   $ (53,408)
Stock compensation expense            (1,565)
                                   -------------
Pro forma loss                     $ (54,973)
                                   -------------
Loss per common share              $    (0.01)
Pro forma loss per common share    $    (0.01)

Stock option expense for the period ending September 30, 2006 was $49,950 and has been included in the salaries and benefits expense on the Statement of Operations. This value is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.
                                   September 30,2006
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
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

The company had two product lines which are jewelry cleaners and accessories, and tire sealant. The jewelry cleaner line was discontinued as of March 31, 2006. The sales and cost of sales allocated to each product line are disclosed below:
                                        September 30,    September 30,
                                                2006             2005
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $       812      $     2,968
  Cost of sales                                    -           (1,519)
                                         -----------------------------
  Gross Profit                                   812            1,449
                                         -----------------------------
Tire Sealant
  Sales                                            -              639
  Cost of sales                                    -              (92)
                                         -----------------------------
Gross profit                                       -              547
                                         -----------------------------
Total gross profit                               812            1,996
Expense, net of other income                (155,953)         (55,404)
                                         -----------------------------
Net loss                                 $  (155,141)     $   (53,408)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                       September 30,          March 31,
                                               2006               2006
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    2,857        $     3,199
  Tire Sealant                                    -                  -
                                         ------------------------------
                                         $    2,857        $     3,199
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $      -        $         -
  Tire Sealant                                10,784             8,643
                                         ------------------------------
                                         $   10,784        $    11,842
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2006
Expressed in US Dollars
Unaudited
===============================================================================

12.  Discontinued Operations

The Company discontinued operations of its jewelry cleaners and accessories line due to lack of demand for the product as of March 31, 2006. There were no property, plant and equipment remaining to produce this line of operations. As at September 30, 2006, accounts receivable relating to the jewelry cleaners line was $2,857 (March 31, 2006 - $3,199). As of September 30, 2006, inventory relating to the discontinued line of business was $Nil (March 31, 2006 - $Nil) and accounts payable were $Nil (March 31, 2006 - $5,613). Net gain from discontinued operations is as follows:

                                                      2006               2005
                                              ---------------------------------
Sales                                           $      812      $       2,968
Cost of Sales                                            -             (1,519)
                                              ---------------------------------
Net gain from Discontinued Operations           $      812      $       1,449
                                              ---------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

      We have yet to make a profit on current operations.
   In the six months ended September 30, 2006 as compared to the period September 30, 2005, we had net loss of $(155,141) and $(53,408) respectively. Current period loss was primarily financed by increased related party loans of $88,339 and shares subscriptions received of $50,000.

This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been incurred in the development of our product lines.

We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a sufficient amount to offset expenses. At March 31, 2006, we discontinued the operations of our jewelry cleaner line. We are trying to sell the tire sealant business. If the sale does not materialize, it will be discontinued as well in the next 60 days.

The company has changed its business focus to beauty products. The Company is now seeking debt and/or equity financing to fund its new product line. The Company is actively negotiating a funding of approximately $300,000; no commitments have been obtained but management expects that a funding may take place before the end of December 31, 2006.The money raised will be used to pay down debt and to buy inventory for expansion into India with professional beauty products.

Results of Operations

Six month period ended September 30, 2006

The company is in the process of changing the business focus to beauty products. However, there are no revenues from the new business yet. Consequently we had no sales in the first six months of this year. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been or will be discontinued.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

During the six months ended September 30, 2006:
        Natco used $88,354(2005 -$32,514) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by financing activities was $141,138 (2005 - $73,227), which consisted of $88,339 in cash advanced by related parties, $2,799 increased bank debt and $50,000 from share subscriptions. Notes to the RBS and TD banks were paid down in the period ended September 30, 2006. The company owes $1,204,041 to related parties, the breakdown of which is listed in the financial statements, Note 7.

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

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $1,354,246 as of September 30, 2006 by converting most of our debt to equity and paying the balance of approximately $200,0000 with additional financing.
We estimate that if we can raise $1,000,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital for the fiscal year ending March 31, 2007. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital for marketing and other expenses to begin our new business of supplying professional beauty supplies to India and Canada. This assumes that additional marketing will be sufficient to establish sales of our professional beauty products that will generate sufficient cash flow to cover our overhead. We will need additional capital to pay for increased inventory and receivables, expansion to India. We estimate we will have to raise an additional $2,000,000 in the next 12 to 18 months to complete the expansion to India.

Our estimated fixed costs at this time are approximately $6,500 per month, which includes $1,500 for lease payments, $1,000 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses.
We will have to raise approximately $6,500 per month until additional funding is in place. We will also require an additional $15,000 t0 $20,000 legal and accounting fees related to public company compliance. We will seek new sources of funding such as increasing the line of credit secured by the company in February 2005. However, this will just keep company going for time being.
If the company is to grow and prosper, the company must raise the above mentioned $3,000,000. This money will allow us to pay down account payables and debt, reducing monthly payment and interest expenses, hence increasing the company cash position to invest in growth. It will also allow us to invest more money in the marketing of our products to increase the sales levels.

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

   Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31,2006 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

         	   Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
2.1	Articles 0f Incorporation
2.2	By Laws
	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1     Certificate of Controller Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
      32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of controller Pursuant to Section 906 of the
      Sarbanes-Oxley act of 2002.

Page24

                                SIGNATURES

In accordance with Section 13 of the exchange act, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: November 20, 2006                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  November 20, 2006

/s/Stephen Sleigh
-------------------------
Director, Controller                                           November 20, 2006