Form 10QSB
period 2006-12-31
NATCO INTERNATIONAL INC.
filed 2007-02-20
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2006

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

Common stock, $0.001 par value - 14,847,614 shares outstanding as of December 31,2006


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended December 31, 2006

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
December 31, 2006
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
Expressed in U.S. Dollars
Unaudited

                                               December 31,        March 31,
Assets                                                 2006            2006
----------------------------------------------------------------------------

Current
   Inventory (Note 3)                       $      10,342      $       8,643
   Prepaid expenses                                   630                629
   Assets held in discontinued operations(Note 12)  2,740              3,199
                                            --------------------------------
                                                   13,712             12,471
Property, Plant and Equipment (Note 4)              9,174              8,579
Product Rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      22,887      $      21,051
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      58,268      $      62,985
    Accounts payable                               77,524             85,874
    Accrued liabilities                            12,101             29,532
    Due to related parties (Note 7)               647,253          1,062,039
    Liabilities held in discontinued
    operations (Note 12)                                0              5,613
                                            --------------------------------
                                                  795,146          1,246,043
Bank Indebtedness (Note 6)                              -                 -
Due to Related Parties (Note 7)                         -                 -
                                            --------------------------------
                                                  795,146	   1,246,043
                                            --------------------------------
Continued Operations (Note 1)
Commitments (Note 10)
Contingent Liability (Note 12)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   14,847,614 (2005-9,377,364)
   common shares-Statement 3
   (Note 8)                                        14,847              9,377
Additional paid-in capital - Statement 3        1,060,677            469,172
Share subscriptions (Note 8c)                      83,063             33,063
Other comprehensive income - Statement 3         (207,529)         (205,653)
Deficit -Statement 3                           (1,723,317)       (1,530,951)
                                            --------------------------------
                                                ( 772,259)       (1,224,992)
                                            --------------------------------
                                            $      22,887      $      21,051
============================================================================



           See accompanying notes

                                                       Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Nine Months Ended December 31
Expressed in U.S. Dollars
Unaudited


                                                    2006                2005
----------------------------------------------------------------------------
Sales                                     $           -       $        648

Cost of sales                                         -               (501)
                                          --------------      --------------
Gross profit 			                      -                147
                                          --------------      --------------

Expenses
   Bank charges                                    2,206               1,323
   Advertising and Promotion	                      -	               2,902
   Travel                                          6,778                   -
   Consulting Fees		                      	               2,487
   Depreciation                                    2,419               2,324
   Insurance                                         102                  40
   Legal and accounting                           41,333              31,468
   Office and other                                1,003               1,805
   Rent                                           11,188              10,460
   Research and Development		  	                       1,798
   Salaries and benefits                          99,754              41,404
   Telephone and utilities                         1,907               2,551
                                          ----------------------------------

                                                 166,690              98,562
                                           ---------------------------------
Loss Before Other Items                         (166,690)           (98,415)
                                          ----------------------------------
Other Items
   Other income                                      186                 663
   Interest expense                              (26,670)           (23,509)
                                          ----------------------------------

                                                (193,174)          (121,261)
			                  ----------------------------------
Loss from continuing operations
   Net income(loss) from discontinued
operations(Note 12)		                   808               2,238
			                      ------------------------------
Net loss for the Period                     $   (192,366)    $     (119,023)
	                                =================================
==============================================================================

Weighted average number
  of shares outstanding                       14,847,614          9,377,364
                                         ===============     ================
Basic and diluted loss
per share			              $    (0.01)      $      (0.01)
			                  ==============     ================
==============================================================================
Comprehensive Loss
Net Loss for the period		            $  (192,366)	$    (53,408)
Foreign Currency Translation	                 (1,876)	     (36,967)
			                ---------------------------------------
Total comprehensive loss for the period     $  (194,242)         $   (90,375)
			                  ==============       ==============
Comprehensive loss per share 	            $    (0.01)	         $     (0.01)
=============================================================================

                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars
Unaudited


                 	    Common      Common      Additional  	       Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss) Deficit    Total
------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2002             8,393,928    $8,394      $417,516     $33,549        $19,886    $(822,300) $(342,955)

Issuance of shares
at CDN$0.07 per share(Note 8b) 430,714       431        18,207     (18,638)           -            -          -

Issuance of shares
at CDN$0.15 per share(Note 8b) 160,000       160        14,751     (14,911)           -            -          -

Issuance of shares
at CDN$0.07 per share(Note 8b)  85,714        85         3,732         -              -            -        3,817

Issuance of shares
at CDN$0.08 per share
Plus warrant(Note 8b)          307,008       307        14,966         -              -            -       15,273

Share Subscription(Note 8c)        -         -             -        20,000            -            -       20,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (33,224)         -      (33,224)

Net Loss                           -         -             -           -              -       (186,247)  (186,247)

------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2003             9,377,364     9,377       469,172      20,000        (13,338)  (1,008,547)  (523,336)

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (73,045)         -      (73,045)

Net Loss                           -         -             -           -              -       (153,084)   (153,084)

-------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
- March 31, 2004             9,377,364     9,377       469,172      20,000        (86,383)  (1,161,631)   (749,465)

Share subscription(Note 8c)        -         -             -         5,000            -            -         5,000

Change in foreign
Currency Translation
Adjustment                         -         -             -           -          (75,092)         -       (75,092)

Net Loss                           -         -             -           -              -       (167,822)   (167,822)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2005             9,377,364    $9,377      $469,172     $25,000      $(161,475)  (1,329,453)   (987,379)

Share subscription(Note 8c)        -         -             -         8,063            -            -         8,063
Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (44,178)         -       (44,178)

Net Loss                           -         -             -            -             -       (201,498)   (201,498)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- March 31, 2006             9,377,364    $9,377      $469,172       33,063      (205,653)  (1,530,951) (1,224,992)

Share subscription(Note 8c)        -         -             -         50,000            -           -         50,000
Issuance of shares
at $0.10 per share(Note 8b)  5,470,250     5,470       541,555      -            -          -	            547,025
Issuance of stock options	                         49,950	         		           49,950
Change in foreign
Currency Translation
Adjustment                         -         -             -            -         (1,876)        -
(1,876)

Net Loss         -         -             -            -              -                         (192,366)
(192,366)

-------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
- December 31, 2006         14,847,614  $14,847     1,060,677      83,063       (207,529)   (1,723,317)   (772,259)

===================================================================================================================





                                         See accompanying notes.

Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Nine Months Ended December 31
Expressed in U.S. Dollars
Unaudited

Cash flows provided by (Used In)                   2006                 2005
------------------------------------------------------------------------------

Operating activities
  Net loss                                    $  (193,308)         $ (119,023)
  Adjustments to determine cash flows:
    Depreciation                                   1,599               2,324
    Stock based compensation 	                  49,500
    Wages accrued to a director		          49,800	      41,404
    Interest accrued to related parties	          20,293	      11,977
  Change in non-cash working capital:
    Accounts receivable                                -                 756
    Inventory                                     (1,699)              1,133
    Prepaid Expenses                                 (1)                 (39)
    Accounts Payable                             (14,070)              18,725
    Accrued Liabilities                          (17,431)             (22,803)
                                              --------------------------------
Net cash used in continued operations            (94,795)            (65,546)
Net cash used in discontinued operations          (5,613)                  -
                                              --------------------------------
                                                 (100,408)            (65,546)
                                              --------------------------------
Financing activities
  Bank indebtedness                                4,717                (277)
  Due to related parties                        (487,010)             99,867
  Share Subscriptions                             50,000               8,053
  Issuance of Capital Stock	                 547,025
			                     --------------------------------
                                                 105,298             107,643

			                     --------------------------------
  Foreign exchange                               (4,890)            (42,097)
  Cash position - Beginning of Year                   -                   -

			                     --------------------------------
Cash position, End of Year                     $       -            $      -
==============================================================================

Supplementary cash flows
information:
  Interest paid                                 $  4,246            $ 4,431
  Income taxes paid                             $      -            $      -
==============================================================================

Supplementary schedule of non-cash
Investing and financing activities:
  Property, plant and equipment
  - foreign currency translation
  adjustment                                    $  3,014             $ 3,733
==============================================================================


                                       See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

q)	Recent Accounting Pronouncements

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================

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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================
3.	Inventory

Details are as follows:
                                        December 31,          March 31,
                                               2006              2006
                                       --------------------------------
Raw materials                          $      9,529        $    7,866
Finished Goods                                  813               777
                                       --------------------------------
                                       $     10,342        $     8,643
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
                                              December 31,    March 31,
                                                      2006         2006
                                   Accumulated    Net Book     Net Book
                           Cost    Depreciation      Value        Value
-----------------------------------------------------------------------
Computer & Office
  Equipment             $ 17,828    $  16,833     $    995     $    221
Manufacturing
  Equipment               66,255       58,076        8,179        8,358
-----------------------------------------------------------------------
                        $ 84,083    $  74,909     $  9,174     $  8,579
-----------------------------------------------------------------------

=======================================================================

5.	Product Rights

The Company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                               December 30,        March 31,
                                                      2006             2006
                                                 --------------------------
Checks written in excess of funds on deposit     $     4,097        $  1,562

HSBC demand revolving loan for a maximum
amount of CDN$20,000 ($17,136), secured by
a General Security Agreement on all assets
of the Company (first charge) and by personal
guarantees made by a director and officer
of the Company, interest at bank prime plus
2%.				                      17,088          17,136

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the Company and by personal guarantees
made by two shareholders including a
director and officer of the Company,
interest at bank prime plus 2% (March 31,
2005 - 2%).  			                      - 	       1,630

Royal Bank, loan secured by a General
Security Agreement on all assets of the
Company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (March 31, 2005 - 2%).
		                                        -              7,565

Wells Fargo Bank, loan unsecured with
interest at 11.5%.  The bank allows the
Company make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as current
liability.                                           37,083         35,092

                                                -----------------------------
                                                     58,268         62,985
Less: Current Portion                               (58,268)       (62,985)

                                                -----------------------------
Long-term portion                                    -		    -

                                                -----------------------------


===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:




a)	Amounts due to related parties are as follows:
                                              December 31,     March 31,
                                                      2006          2006
                                              --------------------------
Loans payable to relatives of a director
and officer of the Company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2005 - 0.5%).                                    $ 13,003     $  168,744

Loans payable to a director and officer
of the Company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2005 - 8.33% to 11%).  			   168,732        433,510

Wages and bonus payable to a director and
officer of the Company.  This liability
is unsecured, due on demand and non-interest
bearing (2005 - nil%).                             459,988         422,106

Loan payable to a relative of a director
and officer of the Company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.          		             5,530          37,679
   			                  _______________________
                                            	 $  647,253      $1,062,039
Less: Current portion                              (647,253)     (1,062,039)
			                   ________________________
Long-term portion                                $         -            -
				       _______________________
b) Interest expense on amounts due to directors and an officers was $22,424 (2005 - $19,078).

c)	Salaries and benefits include $49,800 (2005 - $41,404) accrued to a director and officer of the Company.

d)	As at December 31, 2006, a director and officer of the company held approximately 59% of the issued and outstanding shares of the Company.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
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

v) During the last quarter, the company issued 5,470,250 common shares for debit settlements with 9 related parties including two directors and officers and one company owned by a director of the company

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

	Stock option activity pursuant to the employee stock option plan, is summarized as follows:


                                                          Weighted
                                 Number of     Exercise    Average
                                   Options        Price   Exercise      Expiry
                                                             Price        Date

                            -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002      134,000   CDN $0.15    CDN $0.15 -April 2004

Expired                            (67,000)  CDN $0.15    CDN $0.15  April 2002

Cancelled to be re-priced          (67,000)  CDN $0.15    CDN $0.15  April 2004

Granted (re-Priced)                 67,000       $0.10        $0.10  May 8,2007

Granted                            517,000       $0.10        $0.10  May 8,2007

                              -------------------------------------------------
Outstanding at March 31, 2003      584,000       $0.10        $0.10  May 8,2007

Granted                             67,000       $0.10        $0.10  Apr30,2008

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2004      651,000       $0.10        $0.10 -Apr 30,2008

Granted                             67,000       $0.10        $0.10  Apr 30,2009

                              -------------------------------------------------
                                                                     May 8, 2007
Outstanding at March 31, 2005      718,000       $0.10        $0.10 -Apr 30,2009
Granted                             67,000       $0.10        $0.10  Apr 30,2010

                              --------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2006      785,000       $0.10        $0.10-Apr 30, 2010
Granted                             67,000       $0.10        $0.10 Apr 30, 2011
Granted                            700,000       $0.10        $0.10 May 19, 2011
                              --------------------------------------------------
                                                                    May 8, 2007
Outstanding at December 31, 2006   1,552,000      $0.10       $0.10-Apr 30,2011
                              --------------------------------------------------

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
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

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for
Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based Payment. Had compensation cost for the stock option plan been determined for the period ending December 31, 2005 based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors officers would be (2005-1,565).This value is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                  December 31,2006       December 31,2005
Risk-free interest rate                 2.5  		   3.5%
Expected dividend yield                   			    -
Expected stock price volatility         73%   		    72%
Expected option life in years           5      		    5
Stock option expense for the period ending December 31, 2006 was $49,950 and has been included in the salaries and benefits expense on the Statement of Operations. This value is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions

The resulting pro forma loss per share for the year was as follows:
                                  December 31,2006	December 31, 2005
                                   -----------------------------------
Loss as reported                   $ (192,366)	$	(119,023)
Stock compensation expense             	$	  (1,565)
                                   ------------------------------------
Pro forma loss                     $ (192,366)	$	(120,588)
                                   -----------------------------------
Loss per common share              $    (0.01)	$	   (0.01)
Pro forma loss per common share    $    (0.01)	$          (0.01)

..
Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the company's stock options.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
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

The company is committed to lease office and warehouse space at CDN $1,402 per month until February 2007.
===============================================================================

11.	Segmented Information

The company had two product lines which are jewelry cleaners and accessories, and tire sealant. The jewelry cleaner line was discontinued as of March 31, 2006. The sales and cost of sales allocated to each product line are disclosed below:
                                        December 31,      December 31,
                                                2006             2005
                                         -----------------------------
Jewellery cleaner and accessories
  Sales                                  $       812      $     4,032
  Cost of sales                                    -           (1,749)
                                         -----------------------------
  Gross Profit                                   812            2,238
                                         -----------------------------
Tire Sealant
  Sales                                            -              648
  Cost of sales                                    -             (501)
                                         -----------------------------
Gross profit                                       -              147
                                         -----------------------------
Total gross profit                               812            2,385
Expense, net of other income                (193,174)         (121,261)
                                         -----------------------------
Net loss                                 $  (192,366)     $   (119,023)
                                         -----------------------------

Accounts receivable and inventory are allocated to the product lines as illustrated in the following schedule. All other assets are common to both product lines:

                                        December 31,          March 31,
                                               2006               2006
                                         ------------------------------
Accounts Receivable
  Jewellery cleaner and accessories      $    2,740        $     3,199
  Tire Sealant                                    -                  -
                                         ------------------------------
                                         $    2,740        $     3,199
                                         ------------------------------
Inventory
  Jewellery cleaner and accessories      $      -        $         -
  Tire Sealant                               10,342              8,643
                                         ------------------------------
                                         $   11,082        $    11,842
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
December 31, 2006
Expressed in US Dollars
Unaudited
===============================================================================

12.  Discontinued Operations

The Company discontinued operations of its jewelry cleaners and accessories line due to lack of demand for the product as of March 31, 2006. There were no property, plant and equipment remaining to produce this line of operations. As at December 31, 2006, accounts receivable relating to the jewelry cleaners line was $2,857 (March 31, 2006 - $3,199). As of December 30, 2006, inventory relating to the discontinued line of business was $Nil (March 31, 2006 - $Nil) and accounts payable were $Nil (March 31, 2006 - $5,613). Net gain from discontinued operations is as follows:

                                                      2006               2005
                                              ---------------------------------
Sales                                           $      812      $       4,023
Cost of Sales                                            -             (1,749)
                                              ---------------------------------
Net gain from Discontinued Operations           $      812      $       2,238
                                              ---------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

      We have yet to make a profit on current operations.
   In the Nine months ended December 31 2006 as compared to the period December 31, 2005, we had net loss of $(192,366) and $(119,023) respectively. Current period loss was primarily financed by increased related party loans and shares subscriptions received of $50,000 plus the salaries were accrued but not paid.

This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been incurred in the development of our product lines.

We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales have not contributed a sufficient amount to offset expenses. At March 31, 2006, we discontinued the operations of our jewelry cleaner line. We are trying to sell the tire sealant business. If the sale does not materialize, it will be discontinued as well by March 31, 2007.

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. PVT is a private company with subsidiaries in Europe and Asia that has developed a patented, technologically innovative parking meter system - the PhotoViolationMeter(TM). This user friendly high tech meter will generate significantly more revenue than current parking meter through greatly improved compliance 0 double usage of time.
The PhotoViolationMeter(TM) has already advanced to field trials and is being tested at the University of British Columbia Endowment Lands and at the Port of San Francisco. Based on data provided by PVT, Sean Lanigan B.Eng. (Civil), MBA, LL.B of Wishing Tree Inc. has established a fair market value for the PVT patent of $133 million USD. This value of the United Sates Patent does not include additional patents that have been issued and are still pending.
The formal share-exchange agreement is expect to be signed in February 2007.

Results of Operations

Nine month period ended December 31, 2006

The company is in the process of completing the RTO agreement. It is expected that the agreement will be done in February 2007 and the RTO will be completed in the next 4 months.

Consequently we had no sales in the first nine months of this year. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been or will be discontinued.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

During the nine months ended December 31, 2006:

Natco used $100,408(2005 -$65,546) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by financing activities was 104,364 (2005-107,643), which consisted of (463,038) cash advanced by related parties, $4,717 increased bank debt and $50,000 from share subscriptions. Notes to the RBS and TD banks were paid off in the period ended December 31, 2006. The company issued capital Stock of $522,119 to related party in exchange for debit. Company stil owes 782,246 to related parties, the breakdown of which is listed in the financial statements, Note 7.

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

   The Company has been sustaining a loss on operations of about $160,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $795,146 as of December 31, 2006 by converting most of our debt to equity and paying the balance of approximately $300,0000 with additional financing.
We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until the RTO is completed. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital t meet our obligation to complete the RTO
Post RTO will need additional capital. We estimate we will have to raise additional $2,000,000 in the next 6 to 8 months to provide for sufficient working capital for the post RTO entity.

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

Page 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued total of 5,470,250 common shares to 9 creditors to settle the debits owed to these individuals. All these creditors were related parties.  The breakdown of the share issuance is as follows:

            NAME                      No. Shares     Debit Paid
        ----------------------------------------------------------
         Raj-Mohinder Gurm            2,504,902      $ 250,490
	 Donna Moroz                    105,450         10,545
         Canafra Financial Corp          45,450          4,545
         Gurdev Sandhu                  838,580         83,859
         Jasbinder Sandhu               838,580         83,859
         Harpreet Sodhi                 409,090         40,909
         Sukhbir S. Chahal              363,630         36,363
         John Rennie                    250,000         25,000
         Sohan S. Gurm                  114,550         11,455
                                     -----------------------------
                            Total     5,470,250      $ 547,025
                                     -----------------------------


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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: February 20, 2007                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer  February 20, 2007

/s/Stephen Sleigh
-------------------------
Director, Controller                                           February 20, 2007