Form 10KSB
period 2007-03-31
NATCO INTERNATIONAL INC.
filed 2007-07-16
CIK 1172069

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------------------
FORM 10-KSB
Annual Report Under Section 13
of
The Securities Exchange Act of 1934

For the fiscal year                                 Commission File
ended March 31, 2007                                Number: 333-91190

NATCO INTERNATIONAL INC.
(Name of Small Business Issuer in its Charter)

Delaware                                         98-0234680
(State of incorporation)                         (I.R.S. Employer
Identification Number)

8559 - 132 Streeet
Surrey, British Columbia, Canada, V3W 4N8
(Address of principal executive offices) (Zip code)
Telephone Number: 604-592-0047

-----------------------------------

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

-----------------------------------

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
                 Yes [X]         No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended March 31, 2007 were NIL.

      The aggregate market value of the Common Stock held by non-affiliates based upon the closing sale price of the registrant's Common Stock as of June 30, 2006 was approximately $12,799,049.00

      Shares of $0.001 par value Common Stock outstanding at June 30, 2007: 15,047,614

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                              --------------------

    Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

Page 1
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational Development

   Natco International Inc. (the "Company" or "Natco"), a Delaware corporation, started as Spectrum Trading Inc., a British Columbia, Canada company on November 21, 1990 to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997 when the chemical manufacturing business was launched by the Company's current President, Raj-Mohinder Gurm. Spectrum Trading, Inc. domesticated into a Delaware corporation on May 14, 1999 as Spectrum International Inc. and changed its name to Natco International Inc. on June 3, 2004.

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

On May 9, 2005, the company's SB-2 became effective, and on July 29, 2005, it was approved to start being quoted on the OTCBB. On August 19, 2005, shares of the company commenced trading on the OTCBB.



Business of the Company.

   Natco manufactured two distinct product lines that had separate customer bases and manufacturing processes: a jewelry cleaner line and a tire sealant line. The Company phased out both lines of product in the last 12 months.

The company announced a Letter of Agreement with Photo Violation Technologies Corp, a Canadian company engaged in manufacture and sales of parking equipment.

Overview

Photo Violation Technologies Corp. (PVT) is a private Canadian company, headquartered in Vancouver, British Columbia, with manufacturing facilities in Thailand, and a subsidiary in the United Kingdom. Photo Violation Technologies Corp. core product is a fully-automated, wireless, digital parking meter - the PhotoViolationMeter(tm) - that comes with a built-in camera and in-ground sensors that allow it to detect both the presence and absence of a vehicle.
The Company holds the exclusive, worldwide license for the PhotoViolationMeter(tm) (PVM) and the PVM System. The PVM System is a proprietary, integrated parking management system that utilizes the patented PhotoViolationMeter(tm) and MeterLink(tm), through which PVT offers a state-of-the-art, superior parking solution for cities and municipalities.

Products/Services
The PhotoViolationMeter(tm) is a fully patented, automated, wireless, digital parking meter with a built-in camera. It enforces parking regulations by issuing a parking violation electronically using digital photo evidence. MeterLink(tm) is the Company's back-end parking management software package that is fully integrated with the PVM. This revolutionary new parking system is designed to increase a city's parking revenues by five times or more.
In addition to increasing the revenue by more than 5 times, the PVM offers user friendly features such as the No Fine(tm) Feature, the Grace Period(tm) Feature and the Every Way to Pay(tm) Feature.
The Company is currently testing, on a pilot basis, the PhotoViolationMeter(tm) and the PVM System on the University Endowment Lands at the University of British Columbia, through arrangements with the Provincial Government of British Columbia. These PhotoViolationMeters(tm) were recently installed in early July 2006. These PVM'S and the PVM System are operating successfully, and the initial results of operations have exceeded the Company's expectations. To make our business models "work", the PVM needed to issue 15 violations per month: it is now issuing over 150 violations per month compared to a national average of 3 violations per month.
Photo Violation Technologies Corp has an advanced stage start-up having already progressed through the following stages: 1. Design and development 2.Prototyping 3.Testing 4.Patenting Stage 5.Trial Stage at present since
June 2006 (University of British Columbia, Vancouver, Canada), trial in
Port of San Francisco since October 2006, and most recentely in Niagara Falls, New York. These ongoing pilot projects and the delivery of first orders are subject to the Company being able to raise further capital to manufacture its meters, and for working capital.
Competition
Aforementioned features allow the PVM to detect both the absence and presence of a vehicle and if needed, issue violations. For these reasons, the PVM is said to be a self-enforcing meter - the first of its kind. The PhotoViolationMeter(tm) is extremely user friendly, easy to use and accepts a wide variety of payment methods. Patents are in place to effectively lock out any competition.
Market Opportunities
Our market consists of mainly large municipalities (approximately 2600 in North America) and/or private parking firms that manage their own properties or city contracts. The International Parking Institute ("IPI") estimates that there are more than 105.2 million parking spaces just in the US. It estimates that the parking industry generates at least US $26 billion of revenue annually on that space. An average size city has 6500 parking meters and represents a one time sales revenue of $39,000,000 USD with an annuity stream revenue over 5 years at approximately
$32,500,000USD.

ITEM 2. DESCRIPTION OF PROPERTY

   The company wrote off all its assets (inventory, equipment etc) as of March 31, 2007. Some of the old equipment and outdated inventory was thrown in the garbage. However, there is some equipment and inventory that the company believes that can be sold. It has been put into storage and when this is sold the proceeds will have to be declared as income.


ITEM 3. LEGAL PROCEEDINGS

In May 2007 the company took a local brokerage house to court on behalf of itself and its shareholders. This action was taken because the company and some shareholders had a reason to believe that this particular Brokerage house was lending the shares to another broker Dealer for the purpose of shorting. When the shareholders demanded that their shares be converted to share certificates, the brokerage house did not produce the certificates in a reasonable time period. The company went to Supreme Court of British Columbia to force them to a) deliver the share certificates to shareholders, b) to stop lending out our shares, c) to stop shorting of the company's shares. The company managed to accomplish all three because judge agreed with the company and an order was issued to deliver the shares to shareholders immediately. We have not dropped this case as of June 30, 2007, but no further action against this Brokerage house is contemplated at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the registrant's 2007 fiscal year. However, we will be calling a meeting in the near future to seek approval of the reverse merger.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's SB-2 was declared effective on May 9, 2005 and the quotation on the Over-the-Counter Bulletin Board ("OTCBB") started on July 29, 2005 under the symbol NCII.

   As of June 30, 2007 there are 15,047,614 shares of common stock outstanding. There are no preferred shares outstanding. Management believes all of said stock would be eligible for sale under Rule 144. Management assumes that said shares would be subject to the volume limitations of Rule 144 manner of sale, notice and other requirements for shares held more than one year but less than t,wo years, but has not sought an SEC no action letter on this issue. If an earlier period should apply, many of these shares would be tradable under Rule 144(k), which does not impose volume and manner of sales requirements on non-affiliates.

   As of March 31, 2006, the Company had 1,552,000 share purchase options outstanding. Various other options are authorized for Mr. Gurm. Management proposes to set aside 2,000,000 or more other shares for employee/consultant options. Terms have not been finalized.

There have been no cash dividends declared on the Company's common stock since the Company's inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Background and Overview

      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our Chemical Manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We never make a profit on Chemical Manufacturing operations.

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We have had sales in both the jewelry cleaner and tire sealants product lines since 1998, but sales did not contributed a significant amount to offset expenses. In the twelve months ended March 31, 2007 compared to the year ended March 31, 2006, we had net loss of $(234,572) and $(201,498) respectively. Consequently, we discontinued all manufacturing activities and are in the process of doing a reverse merger with photo Violation Technologies Corp of Vancouver, British Columbia, Canada

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. On March 19, the company announced the signing of a binding Letter of Agreement with PVT. A definitive agreement is expected to be signed by he end of July 2007

PVT is a private company with subsidiaries in Europe and Asia that has developed a patented, technologically innovative parking meter system - the PhotoViolationMeter(TM). This user friendly high tech meter will generate significantly more revenue than current parking meters through greatly improved compliance and zero double usage of time. The PhotoViolationMeter has already advanced to field trials and is being tested at the University of British Columbia Endowment Lands and at the Port of San Francisco. Based on data provided by PVT, Sean Lanigan B.Eng. (Civil), MBA, LL.B of Wishing Tree Inc.
has established a fair market value for the PVT patent of $133 million USD.
This value of the United Sates Patent does not include additional patents that have been issued and are still pending.


Results of Operations

Twelve month period ended March 31, 2007

The company is in the process of completing the RTO agreement. It is expected that the agreement will be done in August 2007 and the RTO will be completed in the next 4 months.

Consequently we had no sales in the twelve months ended March 31, 2007. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

During the twelve months ended March 31, 2007:

Natco used $120,368(2006 -$63,273) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by financing activities was $154,613 (2005 - $107,451. Notes to the RBS and TD banks were paid off in the period ended March 31, 2007. The company issued capital Stock of $559,235 to related parties in exchange for debit. The company still owes $753,273 to related parties, the breakdown of which is listed in the financial statements,
Note 7.

   The Company has been sustaining a loss on operations of about $200,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $865,079 as of March 31, 2007 by converting most of our debt to equity and paying the balance of approximately $300,0000 with additional financing.
We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until the RTO is completed. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital t0 meet our obligation to complete the RTO
Post RTO entity will need additional capital. We estimate we will have to raise an additional $2,000,000 in the next 6 to 8 months to provide for sufficient working capital for the post RTO entity.

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

ITEM 7. FINANCIAL STATEMENTS

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006
(Expressed in US Dollars)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
=======================================================


To the Board of Directors
Natco International Inc.
(Formerly Spectrum International Inc.)


We have audited the accompanying balance sheets of Natco International Inc. as of March 31, 2007 and March 31, 2006, and the related statements of operations, stockholders' equity and cash flows through March 31, 2007 and March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natco International Inc. as of March 31, 2007 and March 31, 2006 and the results of its operations and its cash flows through March 31, 2007 and March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 21, 2007



      2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499
                     Fax (702) 253-7501

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Balance Sheets
As at March 31
Expressed in U.S. Dollars

 Assets                                                 2007            2006
----------------------------------------------------------------------------

>
Current
   Accounts receivable                      $         -     $           -
   Inventory (Note 3)                                 -                8,643
   Prepaid expenses                                15,646                629
   Assets held in discontinued operations           2,765              3,199
                                            --------------------------------
                                                   18,411             12,471
Property, Plant and Equipment (Note 4)                -                8,579
Product rights (Note 5)                                 1                  1
                                            --------------------------------
                                            $      18,412      $      21,051
============================================================================

Liabilities
----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      19,132		$62,985
    Accounts payable                               80,460             85,874
    Accrued liabilities                            12,214             29,532
    Due to related parties (Note 7)               753,273          1,062,039
    Liabilities held in discontinued
      Operations	(Note 12)                            -		  5,613
                                            --------------------------------
                                                  865,079          1,246,043
Bank indebtedness (Note 6)
Due to Related Parties (Note 7)                         			-
                                            --------------------------------
                                                  865,079          1,246,043
                                            --------------------------------
Continued Operations (Note 1)
Discontinued Operations (Note 12)
Subsequent Events (Note 13)

Stockholders' Deficiency
----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   15,047,614 (2006 - 9,377,364)
   common shares - Statement 3
   (Note 8)                                         15,047             9,377
Additional paid-in capital - Statement 3         1,072,687           469,172
Share subscriptions (Note 8c)                       70,853            33,063
Other comprehensive loss - Statement 3            (239,731)         (205,653)
Deficit - Statement 3                           (1,765,523)       (1,530,951)
                                            --------------------------------
                                                  (846,667)       (1,224,992)
                                            --------------------------------
                                            $       18,412     $      21,051
On behalf of the Board

Raj Gurm, Director
John H. Rennie, Director

============================================================================



           See accompanying notes

                                                             Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Operations
For the Years Ended March 31
Expressed in U.S. Dollars


                                                    2007                2006
----------------------------------------------------------------------------
>
Sales                                     $           -      $          730

Cost of sales                                         -                 447

                                          --------------      --------------
Gross profit (2006 - 38.7%; 2005 - 45.8%)             -                 283
                                          --------------      --------------

Expenses
   Advertising and promotion                         790               3,219
   Travel				        6,712		      -
   Bank charges                                    3,093               1,830
   Consulting fees                                   -                 2,514
   Depreciation                                      -                 2,489
   Legal and accounting                           43,404              50,566
   Office and other                                1,571               3,969
   Rent                                           11,080              14,098
   Research and development                          -                 1,817
   Salaries and benefits                         115,709              62,774
   Telephone and utilities                         2,225               2,852
                                             ----------------------------------

                                                 184,584             146,128
                                             ----------------------------------

Loss Before Other Items                         (184,584)           (145,845)
                                             ----------------------------------
Other Items
   Other income                                      184              1,006
   Interest expense                              (28,602)           (48,366)
                                             ----------------------------------

                                                 (28,418)           (47,360)
                                             ----------------------------------
Loss from Continuing Operations                 (213,002)          (193,205)
                                             ----------------------------------

    Net income (loss) from discontinued operation
                             (Note 12)           (21,570)             (8,293)
                                             ----------------------------------
Net Loss for the Year                      $    (234,572)     $     (201,498)
============================================================================

Basic and Diluted Weighted Average Number
  of Shares Outstanding                       15,047,614           9,377,364
                                          ==============      ==============

Basic and Diluted Loss
  per Share from Continued Operations      $       (0.02)      $       (0.02)
                                           ==============      ==============

Basic and Diluted Income (Loss) Per Share from
  Discontinued Operations			$	(0.00)	   $	   0.00
          ==============      ==============

Basic and Diluted Loss Per Share		$	(0.02)	   $	  (0.02)

=============================================================================





                       See accompanying notes

                                                 Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Statements of Stockholders' Deficiency
For the Year Ended March 31, 2007
Expressed in U.S. Dollars


                 	           Common      Common      Additional  	Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss)   Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2002            8,393,928   $8,394      $417,516     $33,549      $19,886          $(822,300)     $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)         -                 -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)         -                 -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -           -                  -            3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -             -                 -           15,273

Share Subscription(Note 8c)        -         -           -         20,000           -                 -           20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -             (33,224)             -           (33,224)

Net Loss                             -         -            -           -             -            (186,247)     (186,247)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2003            9,377,364    9,377       469,172      20,000       (13,338)         (1,008,547)    (523,336)

Change in foreign
currency translation
adjustment                         -        -         -            -            (73,045)                  -     (73,045)

Net Loss                           -        -         -            -                  -            (153,084)    (153,084)
                             -------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2004            9,377,364    9,377       469,172       20,000      (86,383)          (1,161,631)   (749,465)

Share subscription (Note 8c)        -        -            -           5,000            -               -           5,000

Change in foreign
currency translation
adjustment                          -        -             -            -           (75,092)                      (75,092)

Net Loss                            -        -             -             -                           (167,822)   (167,822)
 -------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2005               9,377,364   9,377      469,172        25,000         (161,475)       (1,329,453) (987,379)

Share subscription (Note 8c)        -        -             -           8,063              -                -        8,063

Change in foreign currency
translation adjustment               -        -             -            -             (44,178)            -      (44,178)

Net Loss                             -        -             -             -                -         (201,498)   (201,498)
   -----------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2006               9,377,364   $9,377    $469,172         $33,063        $(205,653)   $(1,530,951)$(1,224,992)

Share subscription (Note 8c)         -        -          -              50,000             -                        50,000

Issuance of shares
at CDN$0.06/share(Note 8b)        100,000      100       4,047          (4,147)            -               -          -

Issuance of shares
at CDN$0.10/share(Note 8b)        100,000      100       7,963          (8,063)             -              -          -

Issuance of shares
at$0.10 per share(Note 8b)      5,470,250      5,470   541,555              -               -              -       547,025

Issuance of Stock Options           -            -      49,950  	        -               -             -         49,950

Change in foreign currency
translation adjustment               -           -        -                  -            (34,078)         -       (34,078)

Net Loss                             -           -        -                  -                -       (234,572)   (234,572)


----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2007              15,047,614     $15,047   $1,072,687      $70,853         $(239,731) $(1,765,523)   $(846,667)
============================================================================================================================




                                         See accompanying notes.

                                                                    Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Statements of Cash Flows
For the Years Ended March 31
Expressed in U.S. Dollars


Cash Flows Provided By (Used In)                                              2007                  2006
---------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss from continuing operations                                   $  (213,002)          $  (193,205)
  Adjustments to determine cash flows:
    Depreciation                                                                -                   2,489
    Bad debts                                                                   -                   1,672
    Wages accrued to director                                                65,579                64,591
    Stock based compensation 					 49,500		  -

  Interest on due to related parties                                          24,034               40,030

  Change in non-cash working capital:
    Accounts receivable                                                           -                  402
    Inventory                                                                     -                1,493
    Prepaid expenses                                                         (15,646)                333
    Accounts payable                                                          (5,414)              7,190
    Accrued liabilities                                                      (17,318)              6,341
                                                                       -----------------------------------
  Net cash used in continued operations                                     (132,401)            (68,664)
  Net cash provided by (used in) discontinued operations 			 12,043		     5,391

                                                                       -----------------------------------
                                                                           (120,368)             (63,273)
 								   -----------------------------------

Financing Activities
  Bank indebtedness                                                         (43,853)                (250)
  Due to related parties                                                   (398,559)              99,638
  Issuance of Capital Stock 								    559,235
		     -
  Share subscriptions                                                        37,790                8,063
                                                                       -----------------------------------
                                                                            154,613              107,451
                                                                       -----------------------------------
  Foreign exchange                                                          (34,078)             (44,178)
  Cash position - Beginning of Year                                           -                    -
                                                                       -----------------------------------
Cash position - End of Year                                             $      -                $   -
==========================================================================================================

Supplementary cash flows information:
Related to operating activities
  Interest paid                                                        $      4,568             $  8,336
  Income Tax Paid                                                      $          -             $      -
See accompanying notes


Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

The company had two products, a jewellery cleaner and a tire sealant. During the current fiscal year, the Company discontinued its production of both lines.
The company has signed a binding letter of agreement with Photo violation Technologies Corp.(PVT), which will lead PVT to take over the Company in a Reverse merger.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through the proposed reverse merger with Photo Violation Technologies Corp.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

The company computes net loss per common share using SFAS No. 128
"Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2007 and 2006. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================

2.	Summary of Significant Accounting Policies - Continued

t)  Product Warranty

The company's policy was to replace tire sealant and jewellery cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale. The company stopped manufacturing all products January 2007, therefore, there are no warranty issues anymore.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2006 and 2006
Expressed in US Dollars
===============================================================================


3.	Inventory

Details are as follows:
                                               2007              2006
                                       --------------------------------
Raw materials                          $         -      $     7,866
Finished Goods                                   -              777
                                       --------------------------------
                                       $         -        $   8,643
-----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
All plant equipment has been written off as of March 31, 2007

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows:
                                                      2007            2006
                                                 --------------------------
Checks written in excess of funds on deposit     $     -         $   1,562

HSBC demand revolving loan for a maximum
amount of CDN$20,00 ($17,136), secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and officer
of the company, interest at bank prime plus
2%.						  19,132	         19,136

TD Canada Trust, loan secured by a General
Security Agreement on all assets of
the company and by personal guarantees
made by two shareholders including a
director and officer of the company,
interest at bank prime plus 2% (2005
- 2%).  The loan is due on demand;
however, the bank allowed the company to
repay the loan by making fixed monthly
payments of CDN$416.                                     -            1,630

Royal Bank, loan secured by a General
Security Agreement on all assets of the
company and by a personal guarantee of a
director and officer, interest at bank
prime plus 2% (2005 - 2%). The loan is due
on demand; however, the bank allowed the
company to repay the loan by making fixed
monthly payments of CDN$673.                            -              7,565

Wells Fargo Bank, loan unsecured with
interest at bank prime plus 7.25%.
The bank allows the
company to make monthly interest payments only;
however the loan is due on demand, therefore
the entire loan is classified as a current
liability.                                             -               35,092

                                                -----------------------------
                                                     19,132           62,985
Less: Current Portion                               (19,132)         (62,985)
                                                -----------------------------
Long-term portion                               $         -    $        -
                                                -----------------------------

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================

7.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
                                                     2007         2006
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2006 - 0.5%).                                  $  13,125     $  168,774

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2006 - 8.33% to 11%).  It is expected
that these loans will be repaid within the
next 12 months.                                    260,605       433,510

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2006 - nil%).                             473,961       422,106

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.                                    5,582        37,679
                                              -------------------------
                                               $   753,273    $ 1,062,039
Less: Current portion                           (  753,273)    (1,062,039)
                                              -------------------------
Long-term portion                              $         -         -
                                              -------------------------

b)	Interest expense on amounts due to directors and an officer was
     $24,034 (2006 - $40,030).

c)	Salaries and benefits include $115,709(2006 - $62,774) paid to a director and officer of the Company.

d)	As at March 31, 2007, a director and officer of the Company held approximately 51% of the issued and outstanding shares of the Company.

e)	Sales include Nil (2006- nil) to a company with a director in common.

f) The Company's director and officer owns approximately 58.1% of the Company's outstanding shares.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

v)	During fiscal 2007, the Company issued 5,670,250 common shares for Dedit and subscriptions from previous years. Of these shares, 250,000 were issued to a director of the company, another 45,450 was issued to a company owned by a director of the Company and 2,504,920 were issued to a director,CEO of the company.

c)	Share Subscriptions

	During fiscal 2003, the Company received $20,000 as subscriptions for 200,000 shares at $0.10 per share.

        During fiscal 2005, the Company received $5,000 as subscriptions for 100,000 shares at $0.05 per share.

        During fiscal 2006, the company received CDN$10,000 as subscriptions for 100,000 shares at CDN$0.10 per share.

        During the current period, the company received $50,000 as a subscription for 500,000 shares at $0.10 per share.

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

	Stock option activity pursuant to the employees stock option plan is summarized as follows:

						      Weighted
                                Number of     Exercise    Average      Expiry
                                  Options        Price   Exercise        Date
                                                            Price
                              -------------------------------------------------
                                                                     April 2002
Outstanding at March 31, 2002     134,000   CDN $0.15    CDN $0.15   April 2004

Expired                           (67,000)  CDN $0.15    CDN $0.15   April 2002

Cancelled to be re-priced         (67,000)  CDN $0.15    CDN $0.15   April 2004

Granted (re-priced)                67,000       $0.10        $0.10  May 8, 2007

Granted                           517,000       $0.10        $0.10  May 8, 2007
                              -------------------------------------------------
Outstanding at March 31, 2003     584,000       $0.10        $0.10  May 8, 2007

Granted                            67,000       $0.10        $0.10 Apr 30, 2008
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2004   651,000       $0.10        $0.10   Apr 30, 2008

Granted                          67,000       $0.10        $0.10   Apr 30, 2009
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2005   718,000       $0.10        $0.10 - Apr 30, 2009
Granted                          67,000       $0.10        $0.10   Apr 30, 2010
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2006   785,000       $0.10        $0.10  - Apr 30,2010
Granted			       67,000       $0.10        $0.10  - Apr 30,2011
Granted			      700,000       $0.10        $0.10  - May 30,2011
                              -------------------------------------------------
                                                                    May 8, 2007
Outstanding at March 31, 2007 1,552,000       $0.10        $0.10 - Apr 30, 2011

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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
                                        2007             2006
                                   -----------------------------
Risk-free interest rate                 2.5%             2.5%
Expected dividend yield                  -                -
Expected stock price volatility          73%              73%
Expected option life in years              5                5

The resulting pro forma loss per share for the year is as follows:
                                        2007              2006
                                   -----------------------------
Loss as reported                   $   (234,572)       (201,498)
Stock compensation expense                -              (3,431)
                                   -----------------------------
Pro forma loss                     $   (234,572)  $    (204,929)
                                   -----------------------------
Loss per common share              $      (0.02)  $       (0.02)
Pro forma loss per common share    $      (0.02)  $       (0.02)

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
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

	2020                   $        180,000
	2021                            117,000
	2022                            135,000
	2023                            141,000
	2024                             97,000
	2025                            109,000
	2026                            138,000
				      -------
			      $        917,000
				      -------

Details of future income tax assets are as follows:

                                   March 31,               March 31,
Future income tax assets:              2007                   2006
                                --------------------------------------
   Non-capital tax loss         $    312,000        $        265,000
   Valuation allowance              (312,000)               (265,000)
                                --------------------------------------
                                $          -        $              -
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

The Company was committed to lease office and warehouse space at CDN $1,402 per month until September 2007. However the company gave up the building on Feb 28, 2007. Therefore, there is no lease obligation to the company.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006
Expressed in US Dollars
===============================================================================
11.  Discontinued Operations

The Company discontinued operations of its jewelery cleaners and accessories line due to lack of demand for the product in March 2006. The tire sealant operations were also discontinued in February 2007 There were no property, plant and equipment remaining to produce these operations. As at March 2007 and 2006, accounts receivable relating to the jewelery cleaners and Tire sealant lines were $2,765 and $3,199 respectively. As of March 31, 2007 and 2006, inventory relating to the discontinued line of business were $Nil and accounts payable were $nil and $5,613, respectively. Net loss from discontinued operations is as follows:


                                                      2007               2006
                                              ---------------------------------
Sales                                           $    800          $    6,954
Cost of Sales                                                          2,469
                                              ---------------------------------
Gross Profits                                        800               4,485

Write down of inventory                           (10,585)           (12,778)
Disposal of Fixed assets			       (11,618)
                                              ---------------------------------
Net loss from Discontinued Operations           $ (21,403)      $     (8,293)
	                                      ---------------------------------


12.  Subsequent Events

       Since March 31, 2007, the company has loaned $950,000 to Photo Violation Technologies Corp (PVT) as per agreement signed on March 19, 2007. Another $1,050,000 will be paid to PVT By the end of August 2007.

       The company appointed CG Capital as the Investor relation firm. The Company will pay them with restricted stock (1.5 Million Common Shares)


13.	Reverse Merger Agreement

       On March 19, 2007 company signed a binding Letter of agreement with Photo Violation Technologies Corp, a Canadian company that manufactures Parking Meters.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since the Company's incorporation on May 17, 1999, the Company has retained four auditors. The Company's initial auditors were Thorne Little in Surrey, British Columbia, Canada, which were originally retained by Spectrum Trading Inc., a British Columbia corporation. Since the Company was incorporated pursuant to the laws of the State of Delaware, the Company determined it was in the corporation's best interests to retain an auditing firm based in the United States. On October 31, 1999, the Company retained Grant Thornton LLP as its Auditors (Vancouver BC Office). Due to disagreement regarding fees and delays in completion of work Grant Thornton LLP was asked by the company to resign in July 2003. Since then we have not been able to settle the fees issue.
On March 12, 2004 we retained
Staley, Okada and Partners to be our auditors. In September 2006 the ceased to Exist. Therfore, we switched to Moore and Associate of Las Vegas.
We discussed the need to use the
generally accepted accounting principles of United States (USGAAP)with them and their qualifications regarding the USGAAP. No discussion took place as to what type of audit opinion will be rendered and no written or oral advice was provided.

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

ITEM 8B. OTHER INFORMATION

NOT APPLICABLE.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of the Company are as follows:

                                Executive Officers of the Company:

Name:                           Age:                  Office(s):
Raj-Mohinder S. Gurm            47                    President and CFO
John H. Rennie                  70                    Secretary

                                Board of Directors of the Company:

Name:                           Age:                                        Term Expires        Director Since (1)
Raj-Mohinder S. Gurm            47                    Director              Next AGM            Nov. 1990
John H. Rennie                  70                    Director              Next AGM            Mar. 1999
Gerry Podersky-Cannon           60                    Director              Next AGM            June 2000
Stephen Sleigh                  54                    Director              Next AGM            June 2003

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

------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                                                 Long Term Compensation
------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                   Awards                    Payouts
------------------------------------------------------------------------------------------------------------------
    (a)              (b)        c)          d)        (e)           (f)        (g)           (h)           (i)
------------------------------------------------------------------------------------------------------------------
     Name                                             Other      Restricted  Securities
      And                                             Annual     Stock       Underlying      LTIP        All Other
   Principle                  Salary      Bonus    Compensation    Award(s)  Options/SARs    Payouts
Compensation
   Position           Year     ($)        ($)          ($)          ($)           (#)           ($)           ($)
------------------------------------------------------------------------------------------------------------------
CEO                   2007    $62,774(3)    0.00        0.00         0.00       267,000(2)    0.00         0.00
Raj-Mohinder Gurm
                      2006(6)  62,774(1)    0.00        0.00         0.00        67,000(2)    0.00         0.00

                      2005(7)  58,859(1)    0.00        0.00         0.00        67,000(2)    0.00         0.00
------------------------------------------------------------------------------------------------------------------
----------

(1) In April 1999 the board approved an employment contract with Mr. Gurm, which allowed for an annual salary of $62,774(72,000CDN), a signing bonus of $10,000 and an option to purchase 134,000 shares of the Company's common stock for $0.10 per share. The employment contract called for an additional option to purchase 67,000 shares of the Company's common stock for

       $0.10 per share to be issued to Mr. Gurm on an annual basis. All options expire five years after the issue date. The salary due Mr. Gurm since April 1999 has been accrued by the Company, except for $62,774 which was forgiven by Mr. Gurm in March of 2001. The salary amount accrued includes vacation pay
       The contract is automatically renewed at the same terms every year on April 30, unless cancelled or opened for renegotiating by either Mr. Gurm or the board of directors of the Company. The Company has no other Employment contracts with any other party.
(2) These stock purchase options were issued pursuant to Mr. Gurm's employment contract dated April 30, 1999. These options vest immediately, and can be exercised at $0.10 per share within 5 years from the date of grant.
(3) Salary accrued from April 1, 2005 to March 31, 2007 includes vacation pay.
(6)   Year ended on March 31, 2006
(7)   Year ended on March 31, 2005

OPTION TABLE

---------------------------------------------------------------------------------------------------------
                                            Option Grants
---------------------------------------------------------------------------------------------------------
                                           Individual Grants
---------------------------------------------------------------------------------------------------------
        (a)                  (b)                  (c)                  (d)                  (e)
---------------------------------------------------------------------------------------------------------
                    Number of Securities    %of Total Options        Exercise
       Name          Underlying Options   Granted to Employees        Price              Expiration
                         Granted (#)          			($/Sh) (USD)             Date
---------------------------------------------------------------------------------------------------------
Raj-Mohinder Gurm        200,000                  26.08                $0.10             Apr 30, 2011
                          67,000                   8.74                $0.10             Apr 30, 2011

---------------------------------------------------------------------------------------------------------
John H. Rennie           150,000                  19.55                $0.10             Apr 30, 2011
---------------------------------------------------------------------------------------------------------
Stephen Sleigh           200,000                  26.08                $0.10             Apr 30, 2011
---------------------------------------------------------------------------------------------------------
Canafra Financial        150,000                  19.55                $0.10             Apr 30, 2011
---------------------------------------------------------------------------------------------------------



     The board of directors has approved the issuance of currently outstanding options to purchase 700,000 shares of Company's common stock to directors of Company, exerciable at $0.10 per share within five years from date of grant. Mr. Gurm's Employment contract calls for annual incentive option grants to purchase 67,000 shares of the Company' common stock at an exercise price of $0.10 per share or 20% below the market price if the shares are trading on the OTCBB, In addition the board of directors approved granting Mr Gurm annual bonus option based upon the following formula: Options to purchase shares at 20% below market price (if trading on OTCBB, otherwise at $.10 per share) up to the value determined by 5% of the amount of annual profits from sales between $2,500,000 to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. Exercise terms and other option exercise details have not yet been finalized. Previously issued options were re-priced at $.10 US from $0.15 CDN.

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

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                           Name and Address of       Amount and Nature of
     Title of Class         Beneficial Owner           Beneficial Owner         Percent of Class(1)
----------------------------------------------------------------------------------------------------
     $.001 Par               Raj-Mohinder S. Gurm
       Value                   13718 91st Avenue        Officer & Director                  50.63%
     Common Stock             Surrey, BC, Canada        8,404,280 Common(2)
                                    V3V 7X1
----------------------------------------------------------------------------------------------------
     $.001 Par               Gerry Podersky-Cannon.
       Value                 126-1628 W 1st, Avenue      Officer & Director                 5.63%
     Common Stock            Vancouver, BC, Canada       934,186 Common(3)(4)
                                   V6J 1G1
----------------------------------------------------------------------------------------------------
     $.001 Par                 John Herman Rennie
       Value                 #402 5976 Tisdall Street    Officer & Director                 3.88%
     Common Stock             Vancouver, BC, Canada      645,000 Common(3)
                                    V5Z 3N2
----------------------------------------------------------------------------------------------------

    $.001 Par
     Value                 All officers and directors
    Common Stock             as a group (3 Persons)        9,983,466(2)(3)(4)               60.14%
----------------------------------------------------------------------------------------------------


(1)Percentages are calculated based on 15,047,614 shares outstanding as of
  June 30,2007 already subscribed for.  Pursuant to Rule 13d-3(d)(1), the percentage of shares owned for each person includes shares deemed to be outstanding upon the exercise of options by such person within 60 days of the reported date, but are not deemed to be outstanding for the purpose of
  computing       the percentage of the class by any other person.
(2) Includes 685,000 shares currently issuable upon exercise of options at a price of$.10 per share.
(3) Includes 300,000 shares currently issuable upon exercise of options at a price of $.10 per share to each of Messrs. Rennie and Podersky-Cannon.
(4) Includes 713,152 shares held of record by Canafra Financial Ltd., a British Columbian corporation owned by
      Mr. Podersky-Cannon and his spouse, Donna Y. Maroz.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at March 31, 2007, the company owed $753,273 to related parties. Included in this amount is $582,083 owing to a Raj-Mohinder Gurm, a director and officer of the company, $106,051 owing to John Rennie, a director of the company, and $65,210 owing to various relatives of the director and officer of the company. During the current year, $11,835 of interest expense has been accrued as owing to a director and officer of the company, $8,490 to a director of the company, and $3,708 to relatives of a director and officer of the company.

As at March 31, 2007, Raj-Mohinder Gurm, a director and officer of the company, owned approximately 51% of the issued and outstanding share of the company, and all directors and officers of the company owned approximately 60% of the company's shares.

During the year ended March 31, 2007, the company granted to Raj-Mohinder Gurm, a director and officer of the company, 267,000 stock purchase options exercisable at $0.10 per share on or before April 30, 2011. The company also granted options to other three directors of the company as well. John Rennie and Gerry Podersky-Cannon received 150,000 options each and Stephen Sleigh received 200,000 option excerciseable at $0.10 on or before April 30, 2011. As at March 31, 2007, directors and officers of the company held 1,552,000 share purchase options exercisable at $0.10 per share expiring between May 8, 2007 and April 30, 2011.

ITEM 13. EXHIBITS

Exhibit No.      Description

3.1              Restated Certificate of Incorporation. (1)
3.2              Bylaws. (1)
10.1             Distributor agreement between Spectrum International Inc.
                 and Canafra Management & Consulting Services dated Feb. 24,2000 Raj-Mohinder Gurm dated April 12, 1999. (1)
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

Page 32
(2)	Incorporated herein by reference to Form SB-2 filed with the
U.S. filed with the U.S. Securities and Exchange Commission on June 26, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2007 and March 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
                           March 31,      March 31,
                               2007	   2006
                         -----------------------------

Audit Fees                 $  9,400      $   24,929
Audit Related Fees              -               -
Tax Fees                        -               -
All Other Fees                  -               -
                         -----------------------------
     Totals                   9,400           24,929
                         =============================

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in the Company's periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning in fiscal 2007 or 2006.

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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: July 16, 2007                        Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer      July 16, 2007

/s/John H. Rennie
-------------------------
Director, Secretary                                                July 16, 2007

/s/Gerry Podersky-Cannon
-------------------------
Director                                                           July 16, 2007

/s/Stephen Sleigh
-------------------------
Director, Controller                                               July 16, 2007