Form 10QSB
period 2007-06-30
NATCO INTERNATIONAL INC.
filed 2007-08-20
CIK 1172069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2007

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


#204, 13569 - 76 Avenue
Surrey, BC, Canada, V3W 2W3
(address of principal executive offices)

(604) 592-0047
(Issuer's telephone number)


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

Common stock, $0.001 par value - 15,047,614 shares outstanding as of June 30, 2007


Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended June 30, 2007

Table of Content

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements                                                 3

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

ITEM 3.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

ITEM 3.  Defaults Upon Senior Securities                                      24

ITEM 4.  Submission of Matters to a vote of Security Holders                  24

ITEM 5.  Other Information                                                    24

ITEM 6.  Exhibits                                                             24

Signatures                                                                    25

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Expressed in US Dollars)
Unaudited

                                            Statement 1


Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
As at June 30,2007
Expressed in U.S. Dollars
					             June 30	    March 31
 Assets                                                 2007            2006
- ---------------------------------------------------------------------------
Current
          Accounts receivable                      $    -     $           -
   	Inventory (Note 3)                              -                 -
   	Prepaid expenses                             7,617 	     15,646
Assets held in discontinued operations               2,997            2,765
  	                                          --------------------------
							             18,411
Long Term
 Loan to PVT				           955,000		  -
 Interest Receivable on PVT Loan   		    13,086		  -

Product rights (Note 5)                                  1                1
                                            --------------------------------
                                            $       978,701    $      18,412
============================================================================

Liabilities
- ----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      18,766	      19,132
    Accounts payable                               78,988             80,460
    Loan Payable (Note 7)			  735,000		   -

    Accrued liabilities                            25,482             12,214
    Due to related parties (Note 8)             1,081,052            753,273

                                            --------------------------------
                                                1,939,288            865,079
Bank indebtedness (Note 6)
Due to Related Parties (Note 8)                         		   -
                                            --------------------------------
                                                1,939,288	     865,079
                                            --------------------------------
Continued Operations (Note 1)
Subsequent Events (Note 13)

Stockholders' Deficiency
- ----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:
   15,047,614 (2006 - 9,377,364)
   common shares - Statement 3
   (Note 8)                                  $    15,047	        15,047
Additional paid-in capital - Statement 3       1,037,784	     1,072,687
Share subscriptions (Note 9c)                     70,853	        70,853
Other comprehensive loss - Statement 3          (298,637)	      (239,731)
Deficit - Statement 3                         (1,770,587)	    (1,765,523)
                                            --------------------------------
                                                (960,587)	      (846,667)
                                            --------------------------------
                                            $    978,701     $        18,412
On behalf of the Board

Raj Gurm, Director
John H. Rennie, Director

============================================================================



           See accompanying notes

                                            Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Three Months Ended June 30
Expressed in U.S. Dollars
					         June 30	     June 30
                                                    2007                2006
- ----------------------------------------------------------------------------
>
Sales                                     $           -      $            -

Cost of sales                                         -                   -

                                          --------------      --------------
Gross profit 					      -                   -
                                          --------------      --------------

Expenses
   Advertising & Promotion		           4,683                  -
   Bank charges                                      149  	      1,326
   Travel                                              -	      6,644
   Depreciation                                        -                768
   Legal and accounting                           25,060                277
   Office and other                                  133		624
   Rent                                            3,824              3,758
   Salaries and benefits                          17,044	     66,679
   Telephone and utilities                         1,888                808
                                          ----------------------------------

                                                  52,781              80,917
                                          ----------------------------------

Loss Before Other Items                          (52,781)            (80,917)
                                          ----------------------------------
Other Items
   Interest on PVT Loan		                 12,693                   -
   Other income                                      -                  188
   Cancellation of Options	                 49,500		          -
   Interest expense                             (14,476)            (11,661)
                                          ----------------------------------

                                                 (5,064)           (92,390)
Loss from continuing operations
   NetIncome(loss) from discontinued
   operations                 	                    -		      1,051
                                          ----------------------------------
Net loss for the Period                      $   (5,064)     $     (91,339)
                                          ===============     ==============
===========================================================================

Basic and Diluted Weighted Average Number
  of Shares Outstanding                       15,047,614           9,377,364
                                          ==============      ==============
Basic and diluted loss per share
  from continuing operations               $       (0.01)      $      (0.01)
                                          ===============      =============
Basic and diluted loss per share           $       (0.01)      $      (0.01)
                                          ===============      =============
============================================================================

Comprehensive Loss
  Net loss for the period                  $     ( 5,064)      $    (91,339)
  Foreign currency translation adjustment        (58,906)           (50,706)
                                          ----------------------------------
Total comprehensive loss or the period     $    ( 63,970)      $   (142,045)
                                          ===============      =============
============================================================================





                       See accompanying notes

                                       Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars


                 	           Common      Common      Additional  	Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss)   Deficit       Total
- -----------------------------------------------------------------------------------------------------------------
-----------
Balance (deficiency)
 - March 31, 2002            8,393,928   $8,394      $417,516     $33,549      $19,886         $(822,300)
$(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)         -                 -
-

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)         -                 -
-

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -           -                  -
3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -             -                 -
15,273

Share Subscription(Note 8c)        -         -           -         20,000           -                 -
20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -             (33,224)             -
(33,224)

Net Loss                             -         -            -           -             -            (186,247)
(186,247)
                             --------------------------------------------------------------------------------------
-----
Balance (deficiency)
 - March 31, 2003            9,377,364    9,377       469,172      20,000       (13,338)         (1,008,547)
(523,336)

Change in foreign
currency translation
adjustment                         -        -         -            -            (73,045)                  -
(73,045)

Net Loss                           -        -         -            -                  -            (153,084)
(153,084)
                             --------------------------------------------------------------------------------------
-----

Balance (deficiency)
 - March 31, 2004            9,377,364    9,377       469,172       20,000      (86,383)          (1,161,631)
(749,465)

Share subscription (Note 8c)        -        -            -           5,000            -               -
5,000

Change in foreign
currency translation
adjustment                          -        -             -            -           (75,092)
(75,092)

Net Loss                            -        -             -             -                           (167,822)
(167,822)
 ------------------------------------------------------------------------------------------------------------------
-------
Balance (deficiency)
 - March 31, 2005               9,377,364   9,377      469,172        25,000         (161,475)       (1,329,453)
(987,379)

Share subscription (Note 8c)        -        -             -           8,063              -                -
8,063

Change in foreign currency
translation adjustment               -        -             -            -             (44,178)            -
(44,178)

Net Loss                             -        -             -             -                -         (201,498)
(201,498)
   ----------------------------------------------------------------------------------------------------------------
-------

Balance (deficiency)
 - March 31, 2006               9,377,364   $9,377    $469,172         $33,063        $(205,653)
$(1,530,951)$(1,224,992)

Share subscription (Note 8c)         -        -          -              50,000             -
50,000

Issuance of shares
at CDN$0.06/share(Note 8b)        100,000      100       4,047          (4,147)            -               -
-

Issuance of shares
at CDN$0.10/share(Note 8b)        100,000      100       7,963          (8,063)             -              -
-

Issuance of shares
at$0.10 per share(Note 8b)      5,470,250      5,470   541,555              -               -              -
547,025

Issuance of Stock Options           -            -      49,950  	     -               -             -
49,950

Change in foreign currency
translation adjustment               -           -        -                  -            (34,078)         -
(34,078)

Net Loss                             -           -        -                  -                -       (234,572)
(234,572)


- -----------------------------------------------------------------------------------------------------------------
-----------
Balance (deficiency)
 - March 31, 2007              15,047,614     $15,047   $1,072,687      $70,853         $(239,731) $(1,765,523)
$(846,667)
Change in foreign currency
translation adjustment               -           -        -                  -            (58,906)         -
(58,906)

Cancellation of Stock Options        -           -       (49,950) 	     -               -             -
(49,950)

Net Loss                             -           -        -                  -                -        (5,064)
(5,064)


-------------------------------------------------------------------------------------------------------------------
------------
Balance (deficiency)
 - June 30, 2007               9,377,364       $15,047  $1,022,737      $70,853         $(298,637) $(1,770,587)   $
(960,587)

===================================================================================================================
=========




                                         See accompanying notes.

                                               Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Three Months Ended June 30,2007
Expressed in U.S. Dollars

Cash Flows Provided By (Used In)                                              2007                  2006
- ---------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss from continuing operations                                   $   (5,064)           $  (91,339)
  Adjustments to determine cash flows:
    Depreciation                                                                -                    768
    Interest due to related parties					     14,233	          10,131
    Wages accrued to director                                                17,044               16,729
    Cancelled Stock based compensation 				            (49,500)	          49,950

  Change in non-cash working capital:
    Accounts receivable                                                     (13,086)                   -
    Inventory                                                                     -               (2,155)
    Prepaid expenses                                                          8,029              (13,596)
    Accounts payable                                                         (1,472)               9,624
    Accrued liabilities                                                      13,268               (3,460)
                                                                       -----------------------------------
  Net cash used in continued operations                                     (16,988)             (23,348)
  Net cash provided by (used in) discontinued operations 		       (232)		   6,885

                                                                       -----------------------------------
                                                                           (17,230)              (30,233)
 				                                       -----------------------------------
Investing activities
   Loan to PVT							          (955,000)		    -
								        ----------------------------------
								          (955,000)		    -
								        ----------------------------------
Financing Activities
  Bank indebtedness                                                            (366)                 230
  Due to related parties                                                    296,502               34,152
  Loan Payable						                    735,000		    -
  Share subscriptions                                                           -                 50,000
                                                                       -----------------------------------
                                                                          1,031,136               84,382
                                                                       -----------------------------------
  Foreign exchange                                                          (58,096)             (54,149)
  Cash position - Beginning of Year                                               -                    -
                                                                       -----------------------------------
Cash position - End of Year                                                $      -                $   -
==========================================================================================================

Supplementary cash flows information:
Related to operating activities
  Interest paid                                                        $        243             $  1,529
  Income Tax Paid                                                      $          -             $      -

                        See accompanying notes


Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

1.	Nature of Operations and Going Concern

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc in the State of Delaware, U.S.A. Effective
September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc.

The company had two products, jewellery cleaner and a tire sealant. During the last fiscal year, the Company discontinued its production of both lines.
The company has signed a binding letter of agreement with Photo violation Technologies Corp.(PVT), which will lead PVT to take over the Company in a Reverse merger.

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

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.
=============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

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

    ii)   SFAS No. 153

In December 2004, the FASB issued SFAS 153 - Exchanges of Non-Monetary Assets
- - An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================


3.	Inventory
All inventory has been written off as of March 31, 2007

- -----------------------------------------------------------------------

4.	Property, Plant and Equipment

	Details are as follows:
All plant equipment has been written off as of March 31, 2007

=======================================================================

5.	Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows                    June 30	   March 31
                                                      2007            2007
                                                 --------------------------
Checks written in excess of funds on deposit     $      -         $      -

HSBC demand revolving loan for a maximum
amount of CDN$20,00 ($17,136), secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and officer
of the company, interest at bank prime plus
2%.					      18,766	      19,132


                                                -----------------------------
                                                   18,766	      19,132
Less: Current Portion          (18,766)          (19,132)
                                                -----------------------------
Long-term portion                                $      -        $        -
                                                -----------------------------

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================
7. Loan from Unrelated Parties

The company loaned $955,000 to Photo Violation Technologies Corp in the first of this fiscal year to Photo Violation Technologies Corp, Company's RTO Partner This money was covered by a $250,000 loan from a director of the company (See
Note 8 below) and a $735,000 loan form unrelated parties. These loans are unsecured, are due on demand, and bear interest rate of bank prime plus 1%.


8.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
   					      June 30,	   March 31
                                                    2007            2007
                                                  -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2007 - 0.5%).                                     $  14,224     $  13,125

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2006 - 8.33% to 11%).  It is expected
that these loans will be repaid within the
next 12 months.                                       529,565       260,605

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2006 - nil%).                                531,214       473,961

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.                                       6,049         5,582

                                                   -------------------------
                                                $  1,081,052    $   753,273
Less: Current portion                             (1,081,052)      (753,273)
                                                   -------------------------
Long-term portion                               $          -              -
                                                   -------------------------

b)	Interest expense on amounts due to directors and an officer was
     $14,233 (2006 - $10,131).

c)	Salaries and benefits include $17,044(2006 - $66,679) paid to a director and officer of the Company.

d)	As at March 31, 2007, a director and officer of the Company held approximately 51% of the issued and outstanding shares of the Company.

e)	Sales include Nil (2006- nil) to a company with a director in common.

f) The Company's director and officer owns approximately 58.1% of the Company's outstanding shares.

===============================================================================
9.	Capital Stock

a)	Authorized Stock

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

9.	Capital Stock - Continued

b)	Share Issuances

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

v)	During fiscal 2007, the Company issued 5,670,250 common shares for Debit and subscriptions from previous years. Of these shares, 250,000 were issued to a director of the company, another 45,450 was issued to a company owned by a director of the Company and 2,504,920 were issued to a director, CEO of the company.

c)	Share Subscriptions

	During fiscal 2003, the Company received $20,000 as subscriptions for 200,000 shares at $0.10 per share.

        During fiscal 2005, the Company received $5,000 as subscriptions for 100,000 shares at $0.05 per share.

        During fiscal 2006, the company received CDN$10,000 as subscriptions for 100,000 shares at CDN$0.10 per share.

        During the current period, the company received $50,000 as a subscription for 500,000 shares at $0.10 per share.

d)	Stock Options

All issued options were cancelled on June 20, 2007. No new options will be issued until the reverse merger with Photo Violation Technologies Corp is completed.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================

10.	Income Taxes

The Company has accumulated net operating losses for federal income tax purposes of approximately $917,000, which may be carried forward and used to reduce taxable income of future years. These losses expire as follows:

	2020                   $        180,000
	2021                            117,000
	2022                            135,000
	2023                            141,000
	2024                             97,000
	2025                            109,000
	2026                            138,000
				     -------
			     	    $917,000
				     -------

Details of future income tax assets are as follows:

                                    June 30                 March 31
Future income tax assets:              2007                     2007
                                -------------------------------------
   Non-capital tax loss         $    332,000        $        312,000
   Valuation allowance              (332,000)               (312,000)
                                -------------------------------------
                                $         -         $              -
                                -------------------------------------

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets.


11.	Commitments

As of September 1, 2007 the company has leased offices at #204, 13569 - 76th Avenue, Surrey, BC, Canada. Total space is 750 square feet for total rent of $900.00 per month. This lease will expire on August 31, 2012.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
June 30, 2007
Expressed in US Dollars
===============================================================================


12.  Reverse Merger Agreement

       On March 19, 2007 Company signed a binding Letter of agreement with Photo Violation Technologies Corp, a Canadian company that manufactures Parking Meters.

13. Subsequent Events

       On July 15, 2007 Natco and Photo violation Technologies extended the letter of Agreement from July 16, 2007 to October 31, 2007

14.  Appointment of Investor Relation Firm

      The company appointed Capital Group Communications as the Investor Relations firm. The Company will pay them with restricted stock In the amount of 1.5 Million Common Shares the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION

                          Background and Overview


      The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

   We have been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our Chemical Manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We never made a profit on Chemical Manufacturing operations.

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. Our deficit as of June 30, 2007 was $(1,770,587). This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contributed a significant amount to offset expenses. In the three months ended June 30, 2007 compared to the three months ended June 30, 2007, we had net loss of $(63,970) and $(142,045) respectively. Consequently, we discontinued all manufacturing activities and are in the process of doing a reverse merger with photo Violation Technologies Corp of Vancouver, British Columbia, Canada

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. On March 19, the company announced the signing of a binding Letter of Agreement with PVT. On July 15, 2007 the Letter of Agreement was extended to October 31, 2007. A definitive agreement is expected to be signed by he end of August 2007

Page 21
PVT is a private company with subsidiaries in Europe and Asia that has developed a patented, technologically innovative parking meter system - the PhotoViolationMeter(TM). This user friendly high tech meter will generate significantly more revenue than current parking meters through greatly improved compliance and zero double usage of time. The PhotoViolationMeter has already advanced to field trials and is being tested at the University of British Columbia Endowment Lands, Niagra Falls, New York, and at the Port of
San Francisco. Based on data provided by PVT, Sean Lanigan B.Eng. (Civil),
MBA, LL.B of Wishing Tree Inc. has established a fair market value for the PVT patent of $133 million USD. This value of the United Sates Patent does not include additional patents that have been issued and are still pending.


Results of Operations

Three month period ended June 30, 2007

The company is in the process of completing the RTO agreement. It is expected that the agreement will be done in August 2007 and the RTO will be completed in the next 4 months.

Consequently we had no sales in the twelve months ended March 31, 2007. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

In the current period company brought in $985,000 in debit financing of which $955,000 was lent to our RTO partner Photo Violation Technologies (PVT) as per our Letter of Agreement dated March 16, 2007 and extended on July 15, 2007.

The company also cancelled all issued and outstanding Options owned by Its four directors. The Agreement with PVT stipulated that all Options be either cancelled or exercised. All directors chose to cancel their Options.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related parties.

During the three months ended June 30, 2007:

Natco used $16,988(2006 -$23,348) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by debit financing activities was $1,031,136(2005 - $84,382), from unrelated Parties
$735,000 loan, from related parties $296,502. The company loaned $955,000 to PVT as per our Letter of Agreement. The company owes $1,081,052 to related parties, the breakdown of which is listed in the financial statements,
Note 8.

   The Company has been sustaining a loss on operations of about $200,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $1,939,288 as of June 30, 2007 by converting most of our debt to equity and paying the balance of approximately $300,0000 with additional financing.
PVT will pay off all the money being lent to them after the RTO is completed.
We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until the RTO is completed. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital to meet our obligation to complete the RTO
Post RTO entity will need additional capital.

Our estimated fixed costs at this time are approximately $5400 per month, which includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month until additional funding is in place.

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


Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31,2007 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Page 23
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In May 2007 the company took a local brokerage house to court on behalf of itself and its shareholders. This action was taken because the company and some shareholders had a reason to believe that this particular Brokerage house was lending the shares to another broker Dealer for the purpose of shorting. When the shareholders demanded that their shares be converted to share certificates, the brokerage house did not produce the certificates in a reasonable time period. The company went to Supreme Court of British Columbia to force them to a) deliver the share certificates to shareholders, b) to stop lending out our shares, c) to stop shorting of the company's shares. The company managed to accomplish all three because judge agreed with the company and an order was issued to deliver the shares to shareholders immediately. We have not dropped this case as of June 30, 2007, but no further action against this Brokerage house is contemplated at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company issued no unregistered securities in the three Months ended on June 30, 2007. However there are subscriptions of approximately $70,000 on the company books that will have to be issued in the next quarter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
31.1	   Certificate of Chief Executive Officer and Chief Financial Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certificate of CFO Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002
32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certificate of controller Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

Page24

                                SIGNATURES

In accordance with Section 13 of the exchange act, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: August 20, 2007                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer August 20, 2007