Form 10QSB
period 2007-09-30
NATCO INTERNATIONAL INC.
filed 2007-11-19
CIK 1172069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2007

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

Common stock, $0.001 par value - 19,197,614 shares outstanding as of September 30, 2007
Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended September 30, 2007

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

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Expressed in US Dollars)
Unaudited

                                            Statement 1
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Balance Sheets
As at September 30,2007
Expressed in U.S. Dollars
					           September 30	    March 31
 Assets                                               2007              2006
- ---------------------------------------------------------------------------
Current
      Accounts receivable                          $    -        $        -
   	Inventory (Note 3)                              -                 -
   	Prepaid expenses                                9,171 	     15,646
Assets held in discontinued operations                  -             2,765
  	                                          ---------------------------
						        9,171	     18,411
Long Term
 Loan to PVT				            1,300,000		  -
 Interest Receivable on PVT Loan   		       44,100		  -

Product rights (Note 5)                                 1                 1
                                              --------------------------------
                                            $     1,353,272     $      18,412
==============================================================================

Page 3
Liabilities
-----------------------------------------------------------------------------
Current
    Bank indebtedness (Note 6)              $      23,109	      19,132
    Accounts payable                              108,403             80,460
    Loan Payable (Note 7)			1,050,000                  -

    Accrued liabilities                            51,973             12,214
    Due to related parties (Note 8)             1,176,043            753,273
                                            --------------------------------
                                                2,409,528            865,079
Bank indebtedness (Note 6)
Due to Related Parties (Note 8)                    -    		   -
                                            --------------------------------
                                                2,409,528	     865,079
                                            --------------------------------

Stockholders' Deficiency
- ----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:   19,197,614 (2007 - 15,097,614)
common shares - Statement 3
   (Note 8)                                  $    18,347	        15,047
Additional paid-in capital - Statement 3       1,093,590	     1,072,687
Share subscriptions (Note 9c)                      -   	                70,853
Other comprehensive loss - Statement 3          (361,470)	      (239,731)
Deficit - Statement 3                         (1,806,723)	    (1,765,523)
                                            --------------------------------
                                              (1,056,256)	      (846,667)
                                            --------------------------------
                                            $  1,353,272        $       18,412
On behalf of the Board
Raj Gurm, Director
Gerry Podersky-Cannon, Director
============================================================================

           See accompanying notes

                                            Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Operations
For the Six Months Ended September 30
Expressed in U.S. Dollars
					         September 30     September 30
                                                    2007                2006
- ----------------------------------------------------------------------------
>
Sales                                     $           -      $            -

Cost of sales                                         -                   -

                                          --------------      --------------
Gross profit 					      -                   -
                                          --------------      --------------

Expenses
   Advertising & Promotion		          13,937                  -
   Bank charges                                      422  	        1,933
   Travel                                              -	        6,812
   Depreciation                                        -                1,599
   Legal and accounting                           26,447               29,382
   Office and other                                2,294		  689
   Rent                                            5,420                7,497
   Salaries and benefits                          34,938	       83,320
   Telephone and utilities                         3,015                1,423
                                          ----------------------------------

                                                  86,473            132,655
                                          ----------------------------------

Loss Before Other Items                          (86,473)          (132,655)
                                          ----------------------------------
Other Items
   Interest on PVT Loan		                    40,940               -
   Other income                                      -                  187
   Cancellation of Options	                    49,500		 -
   Interest expense                              (42,637)            (23,485)
                                          ----------------------------------

                                                (38,220)           (155,953)
Loss from continuing operations
   NetIncome(loss) from discontinued
   operations                 	                 (2,980)	        812
                                          ----------------------------------
Net loss for the Period                      $  (41,200)     $    (155,141)
                                          ===============     ==============
===========================================================================

Basic and Diluted Weighted Average Number
  of Shares Outstanding                       19,197,614           9,377,364
                                          ==============      ==============
Basic and diluted loss per share
  from continuing operations               $       (0.01)      $      (0.01)
                                          ===============      =============
Basic and diluted loss per share           $       (0.01)      $      (0.01)
                                          ===============      =============
============================================================================

Comprehensive Loss
  Net loss for the period                  $    ( 41,200)      $   (155,141)
  Foreign currency translation adjustment       (121,739)           (49,361)
                                          ----------------------------------
Total comprehensive loss or the period     $    (162,939)      $   (204,502)
                                          ===============      =============
============================================================================





                       See accompanying notes

Page 5
                                       Statement 3
Natco International Inc
(formerly Spectrum International Inc.)
Interim Statements of Stockholders' Deficiency
Expressed in U.S. Dollars


                 	           Common      Common      Additional  	Other
                             Shares      Shares      Paid-in      Shares        Comprehensive
                             (Number)    (Amount)    Capital      Subscribed    Income (Loss)   Deficit       Total
- ----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2002            8,393,928   $8,394      $417,516     $33,549      $19,886          $(822,300)     $(342,955)

Issuance of shares
at CDN$0.07/share(Note 8b)     430,714      431        18,207      (18,638)         -                 -            -

Issuance of shares
at CDN$0.15/share(Note 8b)     160,000      160        14,751      (14,911)         -                 -            -

Issuance of shares
at CDN$0.07/share(Note 8b)      85,714       85         3,732          -           -                  -            3,817

Issuance of shares
at CDN$0.08/share
Plus warrant(Note 8b)          307,008      307        14,966         -             -                 -           15,273

Share Subscription(Note 8c)        -         -           -         20,000           -                 -           20,000

Change in foreign
Currency Translation
Adjustment                         -         -          -          -             (33,224)             -           (33,224)

Net Loss                             -         -            -           -             -            (186,247)     (186,247)
                             -------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2003            9,377,364    9,377       469,172      20,000       (13,338)         (1,008,547)    (523,336)

Change in foreign
currency translation
adjustment                         -        -         -            -            (73,045)                  -     (73,045)

Net Loss                           -        -         -            -                  -            (153,084)    (153,084)
                             -------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2004            9,377,364    9,377       469,172       20,000      (86,383)          (1,161,631)   (749,465)

Share subscription (Note 8c)        -        -            -           5,000            -               -           5,000

Change in foreign
currency translation
adjustment                          -        -             -            -           (75,092)                      (75,092)

Net Loss                            -        -             -             -                           (167,822)   (167,822)
 -------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2005               9,377,364   9,377      469,172        25,000         (161,475)       (1,329,453) (987,379)

Share subscription (Note 8c)        -        -             -           8,063              -                -        8,063

Change in foreign currency
translation adjustment               -        -             -            -             (44,178)            -      (44,178)

Net Loss                             -        -             -             -                -         (201,498)   (201,498)
   -----------------------------------------------------------------------------------------------------------------------

Balance (deficiency)
 - March 31, 2006               9,377,364   $9,377    $469,172         $33,063        $(205,653)   $(1,530,951)$(1,224,992)

Share subscription (Note 8c)         -        -          -              50,000             -                        50,000

Issuance of shares
at CDN$0.06/share(Note 8b)        100,000      100       4,047          (4,147)            -               -          -

Issuance of shares
at CDN$0.10/share(Note 8b)        100,000      100       7,963          (8,063)             -              -          -

Issuance of shares
at$0.10 per share(Note 8b)      5,470,250      5,470   541,555              -               -              -       547,025

Issuance of Stock Options           -            -      49,950  	     -               -             -        49,950

Change in foreign currency
translation adjustment               -           -        -                  -            (34,078)         -       (34,078)

Net Loss                             -           -        -                  -                -       (234,572)   (234,572)


- ----------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - March 31, 2007              15,047,614     $15,047   $1,072,687      $70,853         $(239,731) $(1,765,523)   $(846,667)

Issuance of shares
at CDN$0.10/share(Note 8b)        850,000         850       70,003      (70,853)             -              -          -

Issuance of shares
(Note 8b)                        3,300,000      3,300          -            -                -              -         3,300

Cancellation Of Stock Options          -          -        (49,950)         -                -              -       (49,950)

Change in foreign currency
translation adjustment                 -           -           -            -            (121,739)          -       121,739)


Net Loss                               -           -           -            -                -         (41,200)     (41,200)


-------------------------------------------------------------------------------------------------------------------------------
Balance (deficiency)
 - September 30, 2007          19,197,614      $19,197  $ 1,111,937      $  -          $(361,470) $ (1,806,723)   $(1,056,256)



                                         See accompanying notes.

                                               Statement 4
Natco International Inc.
(formerly Spectrum International Inc.)
Interim Statements of Cash Flows
For the Six Months Ended September 30,2007
Expressed in U.S. Dollars

Cash Flows Provided By (Used In)                                              2007                  2006
- ---------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss from continuing operations                                   $  (41,200)           $ (155,141)
  Adjustments to determine cash flows:
    Depreciation                                                                -                  1,599
    Interest due to related parties					    23,812   	          20,293
    Wages accrued to director                                               34,938                33,370
Cancelled Stock based compensation 				           (49,500)               49,950

  Change in non-cash working capital:
    Accounts receivable                                                     (2,765)                   -
    Interest receivable                                                    (44,100)                   -
    Inventory                                                                     -               (2,141)
    Prepaid expenses                                                         6,475                (   28)
    Accounts payable                                                        27,943               (14,070)
    Accrued liabilities                                                     39,756               (16,195)
                                                                       -----------------------------------
  Net cash used in continued operations                                      3,422               (83,083)
  Net cash provided by (used in) discontinued operations 		    (2,980)		  (5,271)
                                                                       -----------------------------------
                                                                               422               (88,354)
 				                                       -----------------------------------
Investing activities
   Loan to PVT							        (1,300,000)		       -
								        ----------------------------------
								        (1,300,000)		       -
								        ----------------------------------
Financing Activities
  Bank indebtedness                                                           3,977                2,799
  Due to related parties                                                    364,020               88,339
  Loan Payable						                  1,050,000                    -
Issuance of Capital stock                                                    74,153                    -
Share subscriptions                                                        ( 70,853)               50,000
                                                                       -----------------------------------
                                                                          1,421,297              141,138
                                                                       -----------------------------------
  Foreign exchange                                                         (121,739)             (52,784)
  Cash position - Beginning of Year                                            -                    -
                                                                       -----------------------------------
  Cash position - End of Year                                           $      -                $   -
==========================================================================================================

Supplementary cash flows information:
Related to operating activities
  Interest paid                                                        $    18,825             $  3,423
  Income Tax Paid                                                      $          -             $      -

                        See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================

6.	Bank Indebtedness

	Details are as follows                    September 30	   March 31
                                                      2007            2007
                                                 --------------------------
Checks written in excess of funds on deposit     $      -         $      -

HSBC demand revolving loan for a maximum
amount of CDN$20,00 ($17,136), secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and officer
of the company, interest at bank prime plus
2%.					    	  23,109	      19,132


                                                -----------------------------
                                                  23,109	      19,132
Less: Current Portion         			 (23,109)            (19,132)
                                                -----------------------------
Long-term portion                                $      -        $        -
                                                -----------------------------

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================
7. Loan from Unrelated Parties

The company loaned $1,300,000 to Photo Violation Technologies Corp in the first of this fiscal year to Photo Violation Technologies Corp, Company's RTO Partner This money was covered by a $250,000 loan from a director of the company (See
Note 8 below) and a $1,050,000 loan from unrelated parties. These loans are unsecured, are due on demand, and bear interest rate of bank prime plus 1%.


8.	Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)	Amounts due to related parties are as follows:
   					                  September 30,   March 31
                                                    2007            2007
                                                  -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2007 - 0.5%).                                     $  15,233     $  13,125

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2006 - 8.33% to 11%).  It is expected
that these loans will be repaid within the
next 12 months.                                       585,418       260,605

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2006 - nil%).                                568,913       473,961

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.                                       6,479         5,582

                                                   -------------------------
                                                $  1,176,043    $   753,273
Less: Current portion                             (1,176,043)      (753,273)
                                                   -------------------------
Long-term portion                               $          -              -
                                                   -------------------------

b)	Interest expense on amounts due to directors and an officer was
     $25,517 (2007 - $20,293).

c)	Salaries and benefits include $34,938(2007 - $33,370) paid to a director and officer of the Company.

=====================================================================




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

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

vi)	   During the current period, the company issued 850,000 common shares for subscriptions from prior years to three non-affiliate individuals.

    The company has appointed Capital Group Communications as the Investor relations firm. The Company has issued 1,500,000 of restricted Common Shares to Capital Group Communications.

     The company also hired Barry Davis and his group to do some Investor Relation work. They were issued 1,800,000 restricted common shares to seven different individuals.


c)	Share Subscriptions

	At September 30, 2007 there were no outstanding share subscriptions

d)	Stock Options

All issued options were cancelled on June 20, 2007. No new options will be issued until the reverse merger with Photo Violation Technologies Corp is completed.

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
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

	2020                   $        180,000
	2021                            117,000
	2022                            135,000
	2023                            141,000
	2024                             97,000
	2025                            109,000
	2026                            138,000
				     -------
			     	    $917,000
				     -------

Details of future income tax assets are as follows:
                                 September 30                 March 31
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

===============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Interim Financial Statements
September 30, 2007
Expressed in US Dollars
===============================================================================


12.  Reverse Merger Agreement

       On March 19, 2007 Company signed a binding Letter of agreement with Photo Violation Technologies Corp, a Canadian company that manufactures Parking Meters.

       On July 15, 2007 Natco and Photo violation Technologies extended the letter of Agreement from July 16, 2007 to October 31, 2007

13. Subsequent Events

       On October 31, 2007 Natco and Photo Violation Technologies extended the letter of agreement from October 31, 2007 to December 31, 2007.

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

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. Our deficit as of September 30, 2007 was $(1,806,723). This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contributed a significant amount to offset expense. In the 6 months ended Sept 30, 2007 compared to the Six months ended September 30, 2006, we had net loss of $(155,141) and $(41,200) respectively. Consequently, we discontinued all manufacturing activities and are in the process of doing a reverse merger with photo Violation Technologies Corp of Vancouver, British Columbia, Canada

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. On March 19, the company announced the signing of a binding Letter of Agreement with PVT. On July 15, 2007 the Letter of Agreement was extended to October 31, 2007. On October 31, 2007 The Leeter of agreement was further extended to December 31, 2007. A definitive agreement is expected to be signed by the end of November 2007.

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


Results of Operations

Six month period ended September 30, 2007

The company is in the process of completing the RTO agreement. It is expected that the RTO will be done in January 2008.

Consequently we had no sales in the twelve months ended March 31, 2007. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

In the current period company brought in $1,414,020 in debit financing of which $1,300,000 was lent to our RTO partner Photo Violation Technologies (PVT) as per our Letter of Agreement dated March 16, 2007 and extended on July 15, 2007, and further extended to December 31, 2007.

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

During the six months ended September 30, 2007:

Natco used $3,422(2006 -$83,083) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by debit financing activities was $3,977(2006 - $88,339), from unrelated Parties
$1,050,000 loan, from related parties $364,020. The company loaned $1,300,000 to PVT as per our Letter of Agreement. The company owes $1,176,043 to related parties, the breakdown of which is listed in the financial statements,
Note 8.

   The Company has been sustaining a loss on operations of about $200,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $2,409,528 as of September 30, 2007 by converting most of our debt to equity and paying the balance of approximately $300,0000 with additional financing.
PVT will pay off all the money being lent to them after the RTO is completed.
We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until the RTO is completed. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital to meet our obligation to complete the RTO
Post RTO entity will need additional capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company issued the following unregistered securities in the six Months ended on September 30, 2007.

	Arsenio Buenaventure     150,000 Shares
	Douglas Page              50,000 Shares
	Sohan Bains              150,000 Shares
	Barry Davis Roth IRA     735,000 Shares
	Barry Davis              765,000 Shares
	Thomas Sweeney           180,000 Shares
	Steve Nelson              30,000 Shares
	Irwin Kaufman             30,000 Shares
	Jack Stewert              30,000 Shares
	Doug Newman               30,000 Shares


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS
31.1	   Certificate of Chief Executive Officer
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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: November 19, 2007                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer November 19, 2007