Form 10QSB
period 2007-12-31
NATCO INTERNATIONAL INC.
filed 2008-02-19
CIK 1172069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2007

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

Common stock, $0.001 par value - 20,447,614 shares outstanding as of December 31, 2007
Transitional Small Business Disclosure format (check one):

Yes     ( )               No       (X)

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended December 31, 2007



Table of Content

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements                                                 2

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

ITEM 3.  Controls and Procedures                                             10

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   10

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

ITEM 3.  Defaults Upon Senior Securities                                     11

ITEM 4.  Submission of Matters to a vote of Security Holders                 11

ITEM 5.  Other Information                                                   11

ITEM 6.  Exhibits                                                            11

Signatures                                                                   11

Part 1 - FINANCIAL INFORMATION

ITEM 1.


NATCO INTERNATIONAL INC.
(formerly Spectrum International Inc.)
Development Stage Company
INTERIM FINANCIAL STATEMENTS
December 31, 2007
(Expressed in US Dollars)
Unaudited

                                            Statement 1
Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Interim Balance Sheets
As at December 31,2007
Expressed in U.S. Dollars
					                   December 31	    March 31
 Assets                                                 2007              2007
                                                 (unaudited)
- - ---------------------------------------------------------------------------
Current
      Accounts receivable                          $    -        $          -
   	Inventory                                         -                   -
   	Prepaid expenses                                8,639 	     15,646
Assets held in discontinued operations                  -               2,765
  	                                           ---------------------- -----
						                  8,639	           18,411
Long Term
 Loan to PVT				              1,485,000		          -
 Interest Receivable on PVT Loan   		           70,687 		    -

Product rights                                            1                 1
                                              --------------------------------
                                            $     1,564,327     $      18,412
==============================================================================

Liabilities
- -----------------------------------------------------------------------------
Current
    Bank indebtedness                       $      23,268	          19,132
    Accounts payable                               99,866             80,460
    Loan Payable        			      1,751,981                  -
    Accrued liabilities                            82,294             12,214
    Due to related parties                        822,803            753,273
                                            --------------------------------
                                                2,780,212            865,079
                                            --------------------------------
                                                2,780,212	         865,079
                                            --------------------------------

Page 3
Stockholders' Deficiency
- - ----------------------------------------------------------------------------
Capital Stock
  Authorized:
   50,000,000 common shares, with a par
   value of $0.001
   5,000,000 preferred shares, with a
   par value of $0.001
  Issued:   20,447,614 (2007 - 15,097,614)
common shares                                $    20,447	        15,047
Additional paid-in capital                     1,092,740	     1,072,687
Share subscriptions                                -                70,853
Other comprehensive loss                        (458,643)	      (239,731)
Deficit                                       (1,870,430)	    (1,765,523)
                                            --------------------------------
                                              (1,215,885)	      (846,667)
                                            --------------------------------
                                            $  1,564,327      $     18,412
On behalf of the Board
Raj Gurm, Director
Gerry Podersky-Cannon, Director
============================================================================

           See accompanying notes

                                            Statement 2
Natco International Inc
(formerly Spectrum International Inc.)
Development Stage Company
Interim Statements of Operations
For the Nine Months Ended December 31
Expressed in U.S. Dollars
Unaudited

                                       Nine Months         Nine Months        Three Months         Three Months
                                        Ended               Ended               Ended                Ended
                                  December 31         December 31         December 31           December 31          Since
                                         2007                2006                2007                  2006      Inception
        ----------------------------------------------------------------------------------------------------------------------
                           (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)      (Unaudited)
Sales                       $        -          $        -          $        -          $        -      $   392,635

Cost of sales                        -                   -                   -                   -          239,602
                            ------------        ------------        ------------        ------------     ------------
Gross profit                         -                   -                   -                   -          153,033
                            ------------        ------------        ------------        ------------     ------------

Expenses
   Advertising and promotion    17,614                   -               3,677                   -           85,767
   Amortization                      -               2,419                   -                 820           46,985
   Automotive                        -                   -                   -                   -           37,035
   Bad debts                         -                   -                   -                   -            8,474
   Bank charges                    618               2,206                 196                 273           15,271
   Commissions                       -                   -                   -                   -            3,509
   Consulting fees                   -                   -                   -                   -           17,980
   Insurance                         -                   -                   -                   -           17,481
   Legal and accounting         49,468              41,333              23,021              11,951          367,998
   Office and other              8,582               1,105               6,288                 416           61,418
   Rent                          7,316              11,188               1,896               3,691          209,220
   Research and development          -                   -                   -                   -          105,537
   Salaries and benefits        53,263              99,754              18,325              16,434          719,802
   Telephone and utilities       4,110               1,907               1,095                 484           56,743
   Travel and trade shows        1,615               6,778               1,615                (34)           46,352
                            ------------        ------------        ------------        ------------      -----------

                               142,586             166,690              56,113              34,035         1,801,187
                            ------------        ------------        ------------        ------------      -----------

Net loss before other items   (142,586)           (166,690)            (56,113)            (34,035)       (1,648,154)
                            ------------        ------------        ------------        ------------      -----------

Other items
   Interest on PVT Loan         66,457                   -             25,517                   -            66,457
   Other income                      -                 186                  -                  (1)           25,389
   Cancellation of Options      49,950                   -		-                   -
   Interest expense            (75,748)            (26,670)           (33,111)             (3,185)         (331,229)
                            ------------        ------------        ------------        ------------      -----------

                                40,209             (26,484)            (7,594)             (3,186)         (189,883)
                            ------------        ------------        ------------        ------------      -----------

Loss from Cont'd operation    (101,927)           (193,174)           (63,707)            (37,221)        (1,838,037)

Net Income (Loss) from
Discontinued operations         (2,980)                808                  -                 (4)            (32,843)

Net loss and comprehensive
  loss                      $ (104,907)     $     (192,366)     $     (63,707)     $      (37,225)     $  (1,870,880)
                            ============        ============        ============        ============      ===========

Weighted average number
  of shares outstanding      20,447,614          14,847,614          20,447,614          20,447,614    $   20,447,614
                            ============        ============        ============        ============       ===========

Basic and diluted loss
  per share                 $     0.01      $         0.01      $         0.01      $         0.01      $      0.01
                            ============        ============        ============        ============       ===========

Comprehensive Loss
  Net loss for the
  period                    $ 104,907)       $    (192,366)           (63,707)             (37,225)    (1,870,880)

Foreign currency
translation adjustment       (218,912)              (1,876)           (97,173)              47,485       (458,643)

Total comprehensive loss
for the period              $(323,819)       $   (194,242)           (160,880)              10,260     (2,329,523)
                           =============      ==============      =============         ============  ============

================================================================================================================================






                       See accompanying notes

                                         Statement 3
Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Interim Statements of Cash Flows
For the Nine Months Ended December 31,2007
Expressed in U.S. Dollars
Unaudited

                                                                                       Since
Cash Flows Provided By (Used In)                2007                  2006             Inception
 ---------------------------------------------------------------------------------------------------
                                             (Unaudited)            (Unaudited)       (Unaudited)
Operating Activities
  Net loss from continuing operations     $  (104,907)           $ (193,308)	(1,870,430)
  Adjustments to determine cash flows:
  Depreciation                                     -                  1,599            54,063
  Write off of assets form disc 0per                                                    8,579
  Interest due to related parties	          56,351   	         20,293	   128,150
  Wages accrued to director                    53,263                49,800	   539,396
Cancelled Stock based compensation 	         (49,950)              49,950

  Change in non-cash working capital:
    Accounts receivable                         2,765                     -
    Interest receivable                       (70,687)                   -		   (70,687)
    Bad debt					   2,980
    Inventory                                     -                 (1,699)
    Prepaid expenses                           7,007                (    1)	    (8,639)
    Accounts payable                           19,406               (14,070)	    99,867
    Accrued liabilities                        70,080               (17,431)	    82,294
                           			--------------------------------------------------------
  Net cash used in continued operations       (13,692)              (94,795)	 (1,037,407)
  Net cash provided by (used in)
  discontinued operations 		         (2,980)		  (5,613)
                                             --------------------------------------------------------
                                              (16,672)               (100,408)	 (1,037,407
 				               --------------------------------------------------------
Purchases if fixed assets                                                            (62,642)
Investing activities
   Loan to PVT		 			 (1,485,000)		       -	(1,485,000)
						--------------------------------------------------------
					         1,485,000)		       -	(1,547,642)
					        -------------------------------------------------------

Financing Activities
  Bank indebtedness                             4,136                   4,717	     23,268
  Due to related parties                      (40,084)               (487,010)	    155,255
  Loans Payable			       1,751,981                    -		  1,751,981
Issuance of Capital stock                      75,404                 547,025        1,113,168
Share subscriptions                          ( 70,853)                 50,000
                                          -----------------------------------------------------------
                                            1,720,584                 105,298	   3,043,692
                                          -----------------------------------------------------------
  Foreign exchange                           (218,912)                 (4,890)	     458,643
  Cash position - Beginning of Year               -                    -		     -
                                           ----------------------------------------------------------
  Cash position - End of Year              $      -                $   - 		$   -
=====================================================================================================

Supplementary cash flows information:
Related to operating activities
  Interest paid                            $    19,397             $  4,246	$140,003
  Income Tax Paid                          $       -               $      -	$  -

                        See accompanying notes

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Interim Financial Statements
December 31, 2007
Expressed in US Dollars
===============================================================================
1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full years.

2.	GOING CONCERN

The Company's financial statements are prepared using accounting principles
generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Interim Financial Statements
December 31, 2007
Expressed in US Dollars
===============================================================================

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	SIGNIFICANT EVENTS

i) The Company issued 1,250,000 to DC Consulting for some IR work and financing.

ii) On March 19, 2007 Company signed a binding Letter of agreement with Photo Violation Technologies Corp, a Canadian company that manufactures
Parking Meters.

On July 15, 2007 Natco and Photo violation Technologies extended the letter of Agreement from July 16, 2007 to October 31, 2007

On October 31, 2007 Natco and Photo Violation Technologies extended the letter of agreement from October 31, 2007 to December 31, 2007.

	On December 4, 2007, PVT gave the company 7 day cancellation notice and on December 12, 2007, the Company sued PVT for induced breach, damages, and other claims.

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

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. Our deficit as of December 31, 2007 was $(1,806,723). This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contributed a significant amount to offset expense. In the 9 months ended Dec 31, 2007 compared to the 9 months ended December 31, 2006, we had net loss of $(104,907) and $(192,366) respectively. Consequently, we discontinued all manufacturing activities and signed a reverse merger agreement with photo Violation Technologies Corp (PVT) of Vancouver, British Columbia, Canada

The merger agreement with PVT fell through and we are looking for new target company to do a merger.


Results of Operations

Nine month period ended December 31, 2007

The company has no business at this time and the only asset it has is Loan to PVT in the amount of $1,485,000.

Consequently we had no sales in the nine months ended December 31, 2007. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

The company cancelled all issued and outstanding Options owned by its four directors. The Agreement with PVT stipulated that all Options be either cancelled or exercised. All directors chose to cancel their Options.

Liquidity and Capital Resources

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related related and un related parties.

   The Company has been sustaining a loss on operations of about $200,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $2,780,212 as of December 31, 2007 by converting most of our debt to equity and paying the balance of approximately $300,0000 with additional financing.
We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until a new merger can take place. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital to meet our obligations.

Our estimated fixed costs at this time are approximately $5400 per month, which includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month until additional funding is in place.

We are currently suing PVT for the money it owes us plus damages. If this money is paid back we will not need any financing. All debits could be paid and we will have enough working capital to sustain us for the next 12 months.

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


Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31, 2007 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

On December 12, 2007, the Company commenced legal proceedings in British Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele. In the Action, the Company claimed PVT has breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for completion reverse
merger between the Company and PVT.   The Company also claimed in Court
documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents.

The Company took a number of significant steps towards completion of the
Agreement including, advancing approximately $1.5 million to PVT.   In this
Action, the Company is seeking to recover these funds, plus obtain additional damage and other relief against PVT and Mistchele arising from their conduct.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company issued the following unregistered securities in the three Months ended on December 31, 2007.

	DC Consulting          1,250,000 Shares

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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            -----------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: February 19, 2008                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
- -------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer February 19, 2008