Form 10KSB
period 2008-03-31
NATCO INTERNATIONAL INC.
filed 2008-08-12
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                                        For the fiscal year ended March 31, 2008

                                               Commission File Number: 333-91190

                            NATCO INTERNATIONAL INC.
                 (Name of Small Business Issuer in its Charter)

       DELAWARE                                     98-0234680
(State of incorporation)              (I.R.S. Employer Identification Number)

                          UNIT 204, 13569 - 76 AVENUE
                   SURREY, BRITISH COLUMBIA, CANADA, V3W 2W3
              (Address of principal executive offices) (Zip code)

                        Telephone Number: (604) 592-0047

Securities registered under Section 12(b) of the Exchange Act: NONE


Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange act. [X]

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act).          Yes [ ] No [X]

      The issuer's revenues for the fiscal year ended March 31, 2008 were  $0.

      State the aggregate market value of the voting and non-voting Common equity held by non-affiliates computed by reference tothe price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 30, 2008 WAS $5,079,045.60.

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AT JUNE 30, 2006:
20,447,614

                       DOCUMENTS INCORPORATED BY REFERENCE

None


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



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

  Natco International Inc (formerly Spectrum International, Inc.) commenced its existence as a Delaware Corporation on May 14, 1999 as a result of above mentioned "Domestication". This procedure was intended to utilize provisions of the Delaware Corporate Code, Sec. 388, whereby a non-U.S. company may, by filing a Certificate of Domestication and Certificate of Incorporation under that section, utilize provisions thereof which provide that upon filing the Certificates, a corporation becomes subject to Delaware law, except that its existence shall be deemed to have commenced when it was originally formed in the foreign jurisdiction, rather than upon filing in Delaware as is the case in a typical new corporation. Said Section also provides that the obligations and liabilities prior thereto are not affected by the Domestication. The predecessor company was incorporated in British Columbia. No opinion is expressed as to what legal effect that procedure has on the Company, except that the financial statements assume the financial continuation, and we refer to both the current company and its predecessor as the "Company". Most of our current shareholders were shareholders of the original British Columbia Company and "migrated" to the Delaware company as a consequence of the Domestication.

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

BUSINESS OF THE COMPANY

   Natco manufactured two distinct product lines that had separate customer bases and manufacturing processes: a jewelry cleaner line and a tire sealant line. The Company phased out both lines of product in the last 12 months.

The company announced a Letter of Agreement with Photo Violation Technologies Corp (PVT), a Canadian company engaged in manufacture and sales of parking Equipment on March 19, 2007. We could not complete the merger with PVT.
The agreement was cancelled in December 2007.

The company signed a Letter of Agreement with Lassen Energy, Inc., A California corporation, in February 2008 and In April 2008 definitive binding agreement to merge the two companies was signed. Following is overview of Lassen business.

OVERVIEW OF LASSEN ENERGY, INC

Lassen is the exclusive manufacturer of a proprietary solar panels and exclusive licensee of the right to build and operate solar power plants using these panels. The Company's panels contains components which make use of a patent pending application of a technology called Multiple Energy Levels or MEL, which configures photovoltaic cells (PV) as a series of transistors instead of as diodes. The technology takes wavelength frequency to move a bucket of electrons through the junctions, which greatly improves photovoltaic efficiency. The panels use this increased efficiency as catalyst to generate, in current prototypes, 400 watts per panel, with construction of new panels currently underway that are designed to produce 3000 watts per panel.

Photovoltaic solar power is one of the most promising renewable energy sources in the world. Compared to nonrenewable sources such as coal, gas, oil, and nuclear, the advantages are clear: it's non-polluting, has no moving parts to break down, and does not require much maintenance. A very important characteristic of PV power generation is that it does not require a large-scale installation to operate, as different from conventional power generation stations. Power generators can be installed in a distributed fashion, on each house or business or school, using area that is already developed, and allowing individual users to generate their own power, quietly and safely.

Rooftop power can be added as more homes or businesses are added to a community, thereby allowing power generation to keep in step with growing needs without having to overbuild generation capacity as is often the case with conventional large scale power systems. As compared with other renewable energy sources such as wind power, water power, and even solar thermal power, PV power has some obvious advantages. First, wind and water power rely on turbines to turn generators to produce electricity. Turbines and generators have moving parts that can break down, require significant maintenance and are noisy. Even solar thermal energy needs a turbine or other mechanical device to change the heat energy of the sun into mechanical energy for a generator to produce electric power. PV power, by contrast, is generated directly from the sun. PV systems have no moving parts, require virtually no maintenance and last for decades.

Our panel design makes them cost competitive to purchase as a distributed power source or as a base load power plant to replace or to be built instead of carbon burning systems such as coal and natural gas. Lassen has the exclusive right to manufacture and supply these proprietary solar panels to residential, commercial and industrial markets. Management currently plans to, initially, manufacture 82,000 panels annually with additional capacity to be added based on demand. Manufacturing will take place in the United States and is expected to produce significant gross annual revenues and profits for the Company.

LASSEN ENERGY, INC. PANEL PRODUCTION (PROJECTED)

 WEEKS ANNUAL   DAYS    TOTAL    TOTAL  HOURS  TOTAL
       UNITS  PER WEEK PER WEEK PER DAY       PER HOUR
  52   82,000  1,577      6       263    24      11

Lassen also intends to construct power plants. Permits for the sites and power purchase agreements for their generated power are currently underway.

Company management includes individuals with extensive experience in manufacturing and power plant construction and consultants with extensive experience in the electric utility industry.

PANEL SPECIFICATIONS

The specifications include the embedded or attached DC-AC inverter, which is physically part of the panel

 PRODUCT NAME AND DESCRIPTION            LASSEN ENERGY PANEL
 Rated Power (Watts)                         Currently 400
                                  Prototype that generates 3000 will
                                  be tested in August 2008
 Series Fusing (Amps)                            15.0
 Current at Max. Power (Amps)                    14.0
 Voltage at Max. Power (DC Volts)               220.0
 Short Circuit Current (Amps)                    N/A
 Length (Inches)                                 62.5
 Width (Inches)                                  32.5
 Depth of Frame (Inches)                          3.5

MARKET OVERVIEW

Increasing Worldwide

Demand Worldwide electric power use is projected to expand over the next twenty years in both developed and undeveloped countries and regions.

Increasing Prices after Period of Consolidation in the United States

 In the United States, stimulated by de-regulation, the electric power industry consolidated during 2000-2004 in many areas of the country after extensive over-building in the merchant account sector in the late nineties and early 2000. However, by 2005, demand was increasing prices and that trend continued through 2006.

2005 STATISTICAL OVERVIEW
(Energy Information Administration (EIA) Data)

Capacity
o Total installed generating capacity was 1,067,019 megawatts (MW) as of December 31, 2005-a 1.7-percent increase from 2004.

Customers, Sales, and Revenues
o The average number of ultimate customers served by electric utilities totaled 138,367,159-a 1.7-percent increase from 2004.
o  The average electricity use per customer was 26,458 kilowatt-hours
   (kWh).
o Total electric utility revenues from sales to ultimate customers equaled $298 billion-a 10.3-percent increase from 2004.
o  The average revenue received per kWh sold was 8.14 cents.
o  Electricity demand is expected to increase by 2.5 percent in 2006, and
   1.9 percent in 2007.

Financial
o Total energy operating revenues of shareholder-owned electric companies were $387.1 billion.
o Consolidated holding company-level assets of shareholder-owned electric companies were $963.6 billion.
o  Of these assets, $520.8 billion were net property in service.
o Total capitalization of U.S. shareholder-owned electric companies was $533.4 billion.

It appears from price increases occurring in 2005 and 2006 that the consolidation hit its bottom in 2004. In 2006, the average retail price for all customers rose 8.9 cents per KWh, a sharp increase of three-fourths of a cent from the 2005 price level. The 9.3 percent increase was the largest since 1981. Electricity demand increased by 2.5 percent in 2006, and is expected to increase
1.9 percent in 2007. A 1 percent increase in demand based on 2005 capacity is the equivalent of 10,679 MW (SOURCE: EIA; DATE OF LATEST DATA: 2006; RELEASED:
NOVEMBER 2007)

Pressure to Change the Fuel Mix is Increasing in the United States

The United States primarily derives electricity from carbon-based fuel sources, supplemented by nuclear, then hydro, and, finally, a small amount of other generation, including solar. Fuel Source (SOURCE: EIA; DATE OF LATEST DATA:
2005; RELEASED: NOVEMBER 2006)

       Coal:      2,013,179 GWh
       Nuclear:     781,986 GWh
       Gas:         757,974 GWh
       Hydro:       263,029 GWh
       Fuel Oil:    122,522 GWh
       Biomass:      63,856 GWh
       Other:        52,142 GWh

However, there is growing pressure to change this energy source mix to be more green and renewable in most of the United States markets in which Lassen's business activities are focused. Arizona, California, Nevada, New Mexico and the Northwest all have mandates that require energy source mix change in a specified time. Political pressure for the mix change derives from a combination of factors, including the significant impact of the current mix on the environment and a heightened awareness of the need to be more energy independent. California, for example, mandates significant mix change by 2020, which is expected to result in a fuel source mix that is derived from increasing cleaner, more renewable, and more green sources. The mix change for power generation will mandate that not less than 20% of California's power requirements be derived from renewable sources. This means that, by 2020, California will need to derive approximately 42,000,000 MWh of energy from renewable resources. Current California total energy production is:

Summer Capability          63,213 MWh
Total Generation     216,798, 688 MWh
Total Retail Sales    262,958,528 MWh
Average Retail Price  12.82 (cents/KWh
(Source: EIA; Date of Latest Data: 2005; Released: November 2006)

Mandates, therefore, create significant opportunity for providers of clean, renewable, green, and especially solar power to enter or expand their business activities.

COMPETITION

Lassen's PV solar panel technology enables it to produce relatively lower costs per KWh compared with the generally available technology. We believe that we can produce, on a commercial scale, solar panels that will make solar energy power generation cost competitive with traditional electric power sources. Lower cost, clean, renewable, and reliable has the potential to be a dominant source of electric power generation for many years.
Our chief competitor on the industrial side is Stirling Energy Systems, a systems integration and project management company that is developing equipment for utility-scale renewable energy power plants and distributed electric generating systems. Their systems require 3-4 times the land for the equivalent wattages, as compared with Lassen's technology. Their systems must be mounted in remote locations due to the height of their tower and reflective mirrors. On the residential and commercial side, our chief competitors are British Petroleum and Shell.

TYPE                 WATTS         EFFICIENCY      RETAIL PRICE PANEL
 Traditional         155-170        17-42%  $500-$1000
 Thin Film           135-170        10-20%   350-$1000
 Solar Concentrator  135-400        15-25% $1000-$5000
 Lassen Energy panel Current  400      70% Up to $6000
                     Prototype 3000

REVENUE MODEL AND GROWTH STRATEGY

Lassen's business strategy is to use the significant lower cost per KWh of Lassen's panel to enter the market and gain significant market share. It believes it is positioned, therefore, to take advantage of the current market opportunity with its increasing demand, increasing prices, and mandated changes in the fuel mix for power generation. The strategy is threefold:

1. Supply Lassen's panels through the network of national and international dealers for installation as a distributed or co-generation power source in residential, commercial and industrial projects;

2. Establish power purchase agreements with existing electric utility companies to help them meet mandates for the addition of clean, renewable, green, and solar fuel sources for generating electric power; and

3. Construct and operate solar power plants based on Lassen's panel technology that will fulfill those power purchase agreements.

The Company also intends to build its industry position and drive strong organic growth through aggressive marketing and sales. In addition, we have identified several well-positioned and undercapitalized competitors as potential acquisition targets. These companies provide what we believe are complementary software and/or technology platforms, existing customer bases in various niche or regional marketplaces and trained professional employees. However, at this time, we have no binding acquisition agreements or commitments.

Projects and Timelines

Lassen's near term priority business objective is to commence fulfilling the backorder demand for its panels increasingly arising from the national and international dealer network. The value of current backorders are in the amount of approximately $2 billion, which we project will take up to four years to fulfill, given the expected production capacity of Lassen's initial panel manufacturing facility, to be built in the western United States.

The solar panels will be manufactured in a modern, automated plants located throughout the United States. It is expected that the first facility will initially have a production capacity of 82,000 panels per year.

Lassen is currently in negotiations with several cities that have existing infrastructure that meet the needs of the initial facility, including existing industrial space and transportation infrastructure. The facility will provide excellent employment with good salaries for the local economy. Final site selection, currently expected to be in either Lassen County or a nearby area, is planned for the spring quarter of 2008.

Each manufacturing facility will be located in approximately 30,000 sq ft of existing manufacturing space, equipped with fully automated assembly components designed for producing the panels at a rate of 11 panels per hour, 24 hours a day, 6 days a week. The facility sites will have close access to both rail and freeway transport, and be in close proximity to urban and suburban populations to which the panels will be shipped for installation by independent dealerships. The dealerships provide service of the system after delivery.

The estimated build out costs for facility components, shipping and set-up is projected to be $6 million, with general operating costs estimated to require an additional $4 million. This capitalization provides a state of the art operating assembly facility and funds its initial operations. An illustration of an automated system is shown on the following page:

ITEM 2. DESCRIPTION OF PROPERTY

   On September 1, 2007, the Company entered into a commercial lease for its premises located at 204, 13569 76th Avenue, Surrey, British Columbia, Canada V3W 3B2. The Company leased the 750 square foot space from B & A Plaza for five years at an annual rate of $11,000CDN.

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

On December 12, 2007, the Company commenced legal proceedings in British Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele. In the Action, the Company claimed PVT has breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for completion reverse merger between
the Company and PVT.   The Company also claimed in Court documents that
Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the company extended the law suit to include, the other two directors and one employee. In March PVT countersued Natco, One director of the company and two associates of the company, claiming breach of contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the registrant's 2008 fiscal year.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's SB-2 was declared effective on May 9, 2005 and the quotation on the Over-the-Counter Bulletin Board ("OTCBB") started on July 29, 2005 under the symbol NCII.

As of June 30, 2008 there are 20,447,614 shares of common stock outstanding. There are no preferred shares outstanding. Management believes all of said stock would be eligible for sale under Rule 144. Management believes that any of said shares held by persons who are considered to be affiliates of the Company would be subject to the volume limitations of Rule 144, manner of sale, notice and other requirements of Rule 144, but has not sought an SEC no action letter on this issue. Management believes that any of said shares held by persons who are not considered to be affiliates of the Company are currently eligible for unlimited public resale under Rule 144 without being subject to any other restrictions under Rule 144.

As of March 31, 2008, the Company had no share purchase options outstanding. There have been no cash dividends declared on the Company's common stock since the Company's inception.

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

As of March 31, 2008, we had incurred a deficit of $(1,901,168) and $(1,765,523)as of March 31, 2007, which has continued to increase This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contribute a significant amount to offset expense. In the 12 months ended Mar 31, 2008 compared to the 12 months ended Mar 31, 2007, we had net loss of $(135,645) and $(234,572) respectively. Consequently, we discontinued all manufacturing activities and signed a reverse merger agreement with photo Violation Technologies Corp (PVT) of Vancouver, British Columbia, Canada

The merger agreement with PVT fell through and we have signed a binding definitive agreement with Lassen Energy, Inc. of California to do a reverse merger by way of share exchange.


RESULTS OF OPERATIONS

Twelve month period ended March 31, 2008

The company has no business at this time and the assets consist of Loan to PVT in the amount of $1,485,000 and the share exchange agreement with Lassen Energy and stored equipment and inventory from previous business.

Consequently we had no sales in the fiscal year ended March 31, 2008. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

The company cancelled all issued and outstanding Options owned by its four directors. The Agreement with PVT stipulated that all Options be either cancelled or exercised. All directors chose to cancel their Options. No new options have been issued.

LIQUIDITY AND CAPITAL RESOURCES

Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.


As of March 31, 2008, the company has a debit of $1,420,503. Most of the debit is to parties related to current management of Natco. By the time the merger between Lassen and Natco is completed, the current management will pay out all debits to non-related parties. As a result all debits will be owed to current management group. The amount of debit will be roughly same as the money owed to Natco by PVT. If Natco is successful in recovering this money from PVT, the debits will be paid out but if unsuccessful all debits will be written off. Current management will indemnify the post merger company and its management. Post merger company will raise 10 to 20 million dollars to execute their business plan. Non of this money will be used to retire current debit.


Our estimated fixed costs at this time are approximately $5400 per month, not including the legal expense of law suit against PVT, but does includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month until additional funding is in place. The Legal court action will be financed separately as the money is needed. The principles of the company are committed to financing the legal action.

We are currently suing PVT for the money it owes us ($1,485,000) plus Interest and damages. If this money is paid back we will not need any financing. All debits could be paid and we will have enough working capital to sustain us for the next 12 months.

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

ITEM 7. FINANCIAL STATEMENTS

                       NATCO INTERNATIONAL INC.
                (formerly Spectrum International Inc.)
                         Developmental Company

                         FINANCIAL STATEMENTS

                        MARCH 31, 2008 and 2007

                       (Expressed in US Dollars)


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
NATCO INTERNATIONAL INC.
(FORMERLY SPECTRUM INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Natco International Inc. (A Development Stage Company) as of March 31, 2008 and March 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2008 and March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natco International Inc. (A Development Stage Company) as of March 31, 2008 and March 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2008 and March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
August 6, 2008

              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501



 NATCO INTERNATIONAL INC.
 (formerley Spectrum International Inc.)
 Development Stage Company
 Balance Sheets at March 31st
 Expressed in U.S Dollars
                                                                          2008          2007
 ASSETS                                                              (Audited)     (Audited)

 CURRENT ASSETS
 Cash                                                                       $-            $-
 Accounts Receivable                                                         -             -
 Inventory                                                                   -             -
 Prepaid Assets                                                          4,234        15,646
 Assets held in discontinued operations                                      -         2,765
 Total Current Assets                                                    4,234        18,411

  LONG TERM ASSETS
 Loan to PVT                                                        $1,485,000            $-
 Interest Receivable on Loan to PVT                                     95,099
 Product Rights (Note 5)                                                     1             1

 Total Assets                                                       $1,584,334       $18,412


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Bank Indebtedness (Note 6)                                            $20,171       $19,132
 Accounts Payable                                                       93,210        80,460
 Accrued Liabilities                                                    92,344        12,214
 Loan Payable                                                          403,490             -
 Due to related Parties (Note 7)                                       811,288       753,273

 Total Current Liabilities                                           1,420,503       865,079

 Total Liabilities                                                   1,420,503       865,079

 Continued Operations (Note 1)
 Discontinued Operations (Note 12)
 Subsequent events (Note 13)


 STOCKHOLDERS' EQUITY
 Authorised:
  50,000,000 Common Shares,
 with a par value $0.001,
 5,000,000 preferred shares
 with a par value $0.001,
 Issued:None
 Common shares - 20,447,614
 (2007 - 15,097,614) respectively
 Paid in Cpital -Statement 3                                            20,447        15,047

 Additional Paid-in Capital -Statement 3                             1,092,740     1,072,687

 Share Subscriptions                                                 1,384,277        70,853

 Other Comprehensive Income - Statement 3                            (432,465)     (239,731)

 Deficit Accomulated during Development
      Stage -Statement 3                                           (1,901,168)   (1,765,523)

 Total Stockholders' Equity                                            163,831     (846,667)

 Total Liabilities and Stockholders' Equity                         $1,584,334       $18,412
                                                                     $       -


 The accompanying notes are an integral part of these statements

NATCO INTERNATIONAL INC.
(formerley Spectrum International Inc.)
Development Stage Company
Statements of Operations
Expressed in U.S Dollars
                                                          TWELVE          TWELVE           THREE           THREE           SINCE
                                                          MONTHS          MONTHS          MONTHS          MONTHS         INCEPTION
                                                          ENDING          ENDING          ENDING          ENDING          TO MARCH
                                                         MARCH 31        MARCH 31        MARCH 31        MARCH 31           31ST
                                                           2008            2007            2008            2007             2008
                                                         (Audited)       (Audited)       (Audited)       (Audited)      (Unaudited)
INCOME
Sales                                                            $-              $-              $-              $-         $392,635

Cost of Sales                                                                     -               -
                                                                  -                                               -          239,602

Gross Profit                                                     $-              $-              $-              $-         $153,033

OPERATING EXPENSES
Advertising and Promotion                                    18,843             790           1,229             790           86,996
Amortisation                                                                      -                               -           46,985
Automotive                                                                                                                    37,035
Bad Debts                                                                                                                      8,474
Bank Charges                                                  1,116           3,093             498             887           15,769
Commissions                                                                                                                    3,509
Consulting Fees                                                                                                               17,980
Insurance                                                                                                                     17,481
Legal and Accounting                                         67,899          43,404          18,431           2,071          386,429
Office and other                                              9,500           1,571             918             466           62,989
Rent                                                         10,244          11,080           2,928           (108)          212,148
Research and Develoment                                                                                                      105,537
Salaries and benefits                                        54,398         115,709           1,135          15,955          720,937
Telephone and Utilities                                       4,865           2,225             755             318           57,498
Travel and trade shows                                        1,649           6,712              34               -           46,386
Currency Exchange Loss (Gain)                                 (408)                           (408)               -              554

Total Expenses                                              168,106         184,584          25,520          20,379        1,826,707

Net Loss from Operations                                  (168,106)       (184,584)        (25,520)        (20,379)      (1,673,674)

OTHER ITEMS
Interest on PVT Loan                                         94,555                          28,098                           94,555
Other Income                                                                    184               -                           25,389
Cancellation of Options                                      49,950                               -                           49,950
Interest Expense                                          (109,064)        (28,602)        (33,316)         (1,932)        (364,545)
                                                            $35,441       $(28,418)        $(5,218)        $(1,932)       $(194,651)

Loss from Contiued operations                             (132,665)       (213,002)        (30,738)        (22,311)      (1,868,325)

Net Income (loss) from
discontinued operations (Note 12)                           (2,980)        (21,570)               -        (21,570)         (32,843)

Net  Loss                                                 (135,645)       (234,572)        (30,738)        (43,881)      (1,901,168)

Other comprehensive income                                (192,734)        (34,078)          26,259        (32,202)        (432,384)


Net Loss and Comprehensive loss                          $(328,379)      $(268,650)        $(4,479)       $(76,083)
                                                                                                                        $(2,333,552)


Basic and Diluted
(Loss) per Share                                            $(0.02)         $(0.02)         $(0.00)         $(0.00)          $(0.15)

Weighted Average
 Number of Shares                                        20,447,614      15,047,614      16,088,812      16,045,334       16,045,334



The accompanying notes are an integral part of these statements

Natco International Inc.
(formerly Spectrum
International Inc.)
Development Stage Company
Stockholders' Equity
Expressed in US Dollars

                                   COMMON       COMMON     ADDITIONAL         SHARES             OTHER
                                   SHARES       SHARES        PAID-IN     SUBSCRIBED     COMPREHENSIVE
                                 (NUMBER)     (AMOUNT)        CAPITAL                    INCOME (LOSS)         DEFICIT         TOTAL
Balance (deficiency)            8,393,928   $    8,394   $    417,516   $     33,549   $        19,886   $   (822,300)   $
  March 31, 2002                                                                                                           (342,955)
Issuance of shares at CDN$0.07    430,714          431         18,207       (18,638)                 -               -             -
per share (Note 9b)
Issuance of shares at CDN$0.15    160,000          160         14,751       (14,911)                 -               -             -
per share (Note 9b)
Issuance of shares at CDN$0.07     85,714           85          3,732              -                 -               -         3,817
per share (Note 9b)
Issuance of shares at CDN$0.08    307,008          307         14,966              -                 -               -        15,273
per share plus warrant
(Note 9b)
Share subscription (Note 9c)            -            -              -         20,000                 -               -        20,000
Change in foreign currency              -            -              -              -          (33,224)               -      (33,224)
translation adjustment
Net loss                                -            -              -              -                 -       (186,247)
                                                                                                                           (186,247)

Balance (deficiency)            9,377,364        9,377        469,172         20,000          (13,338)
  March 31, 2003                                                                                           (1,008,547)     (523,336)
Change in foreign currency              -            -              -              -          (73,045)               -      (73,045)
translation adjustment
Net loss                                -            -              -              -                 -       (153,084)
                                                                                                                           (153,084)

Balance (deficiency)            9,377,364   $    9,377   $    469,172   $     20,000   $      (86,383)   $               $
  March 31, 2004                                                                                           (1,161,631)     (749,465)
Share subscription (Note 9c)            -            -              -          5,000                 -               -         5,000
Change in foreign currency              -            -              -              -          (75,092)               -      (75,092)
translation adjustment
Net loss                                -            -              -              -                 -       (167,822)
                                                                                                                           (167,822)

Balance (deficiency)            9,377,364   $    9,377   $    469,172   $     25,000   $     (161,475)   $               $
  March 31, 2005                                                                                           (1,329,453)     (987,379)
Share subscription (Note 9c)            -            -              -          8,063                 -               -         8,063
Change in foreign currency              -            -              -              -          (44,178)               -      (44,178)
translation adjustment
Net loss                                -            -              -              -                 -       (201,498)
                                                                                                                           (201,498)

Balance (deficiency)            9,377,364   $    9,377   $    469,172   $     33,063   $     (205,653)   $               $         -
  March 31, 2006                                                                                           (1,530,951)     1,224,992
Share subscription (Note 9c)            -            -              -         50,000                 -               -        50,000
Issuance of shares                100,000          100          4,047                                -               -             -
At CDN$0.06/share
(Note 9b)                                                                    (4,147)
Issuance of shares                100,000          100          7,963                                -               -             -
At CDN$0.10/share
(Note 9b)                                                                    (8,063)
Issuance of shares              5,470,250        5,470        541,555              -                 -               -       547,025
At CDN $0.10 per share(Note
9b)
Issuance of Stock Options               -            -         49,950              -                 -               -        49,950
Change in foreign currency              -            -              -              -          (34,078)               -      (34,078)
translation adjustment
Net loss                                -            -              -              -                 -       (234,572)
                                                                                                                           (234,572)

Balance (deficiency)           15,047,614   $   15,047   $  1,072,687   $     70,853   $     (239,731)   $               $
 March 31, 2007                                                                                            (1,765,523)     (846,667)
Issuance of shares
at CDN$0.10/share
(Note 9b)
Issuance of shares                850,000          850         70,003       (70,853)                 -               -             -
at CDN$0.10/share
(Note 9b)
Issuance of shares(Note 9b vi)  4,550,000        4,550              -              -                 -               -         4,550
Cancellation of Stock Options           -            -       (49,950)              -                 -               -      (49,950)
Share subscription (Note 9c)            -            -              -      1,384,277                 -               -     1,384,277
Change in foreign currency                                                                   (192,734)
translation adjustment                                                                                                     (192,734)
Net loss                                                                                                     (135,645)
                                                                                                                           (135,645)

Balance (deficiency)    March  20,447,614   $   20,447   $  1,092,740   $  1,384,277   $     (432,465)   $               $   163,831
31, 2008                                                                                                   (1,901,168)

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Statements of Cash Flow
Expressed in US Dollars
                                              TWELVE MONTHS     TWELVE MONTHS     THREE MONTHS      THREE MONTHS          SINCE
                                                                                                                        INCEPTION
                                              ENDING MARCH      ENDING MARCH      ENDING MARCH      ENDING MARCH      TO MARCH 31ST
                                                   31                31                31                31
                                                  2008              2007              2008              2007              2008
OPERATING ACTIVITIES
Net (Loss)                                       $(135,645)        $(234,572)         $(30,738)         $(43,881)      $(1,901,168)
Adjustments to reconcile Net (Loss)
   Common Stock issued for Services                       -                 -                 -                 -
   Depreciation                                           -                 -                 -                 -            46,985
Write off of assets fom discontinued                  2,980            21,570                 -                 -            32,843
operations
Interest due to related parties                      64,451            24,034             8,100             3,741           180,795
Wages accrued to director                            54,398            65,579             1,135            15,779           520,899
Cancelled stock based compensation                 (49,950)            49,950                 -                 -                 -
Changes in Operating Assets and Liabilities
   (Increase)/Decrease in Accounts Receivable                                                 -                                   -
Interest receivable                                (95,099)                 -          (24,412)                            (95,099)
Inventory                                                                   -                 -           (8,643)                 -
Prepaid expense                                      11,412          (15,646)           (4,405)          (15,016)           (4,234)
   Increase/(Decrease) in Accounts Payable           12,750           (5,414)           (6,656)             2,936            93,210
   Increase/(Decrease) in Accrued Liabilities        80,130          (17,318)            10,050               113            92,344

Net Cash Provided by Operating Activities          (54,573)         (111,817)          (46,926)          (44,971)       (1,033,425)

Net cash provided by (used in )                       (216)           (8,718)                 -           (8,718)          (31,984)
 Discontinued operations

                                                   (54,789)   -     (120,535)          (46,926)   -      (53,689)   -   (1,065,409)

INVESTMENT ACTIVITIES
Purchase of Equipment                                     -                 -                 -                 -          (62,642)
Loan to PVC                                     (1,485,000)                 -                 -                 -       (1,485,000)

Net Cash (Used) by Investment Activities        (1,485,000)                 -                 -                 -       (1,547,642)

FINANCING ACTIVITIES
Bank Indebtedness                                     1,039          (43,853)           (3,097)          (39,136)            20,171
Due to Related party                               (60,834)         (398,559)          (11,941)           125,027           195,244
Loans Payable                                       403,490                         (1,348,491)                             403,490
Proceeds from Subscriptions Receivable            1,313,424            37,790         1,384,277          (12,210)         1,313,424
Proceeds from sale of Common Stock                   75,404           559,235                 -            12,210         1,113,187

Net Cash Provided by Financing Activities         1,732,523   -       154,613            20,748   -        85,891   -     3,045,516

Foreign Exchange                                  (192,734)   -      (34,078)   -        26,178   -      (32,202)   -     (432,465)

Change in cash and cash equivalents                       -   -             -                 -   -             -   -             -

Cash, Beginning of Period                                 -                 -                 -                 -                 -

Cash, End of Period                                      $-                $-                $-                $-                $-

SUPPLEMENTAL INFORMATION:
Interest Paid                                          1705            $4,568              $373              $322          $140,003
Income Taxes Paid                                    $4,386                $-                $-                $-                $-

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

The company had two products, a jewelry cleaner and a tire sealant. During the fiscal year ended March 31 2007, the Company discontinued its production of both lines. The company had signed a binding letter of agreement with Photo Violation Technologies Corp. (PVT), which would have lead PVT to take over the Company in a reverse merger. However, this agreement was cancelled in December 2007. The company signed another letter of agreement in February 2008 with Lassen Energy, Inc to do a share exchange merger.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through the proposed reverse merger with Lassen Energy, Inc.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

f)    Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided annually on the diminishing balance method to write-off the assets over their estimated useful lives as follows:

      Computer and office equipment - 5 years
      Manufacturing equipment - 10 years

g)  Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those such assets will not be recovered.

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

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

q)   Segmented Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company's sales are generated in one geographical area, Canada. All revenues consists of interest earned on investment.

r)   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

s)    Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods.

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

2.    Summary of Significant Accounting Policies - Continued

t)  Product Warranty

The company's policy was to replace tire sealant and jewelry cleaner products if faulty. Products will be replaced within a reasonable time from the date of sale. The company stopped manufacturing all products January 2007, therefore, there are no warranty issues anymore and no carryover liabilities.

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

v)    Recent Accounting Pronouncements

    i)   SFAS No. 151

In November 2004, the FASB also issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". This standard is effective for the fiscal years beginning after June 15, 2005, therefore the Company adopted it on April 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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


Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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


Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars

===============================================================================


3.    Inventory

All inventory was written off as of March 31, 2007

4.    Property, Plant and Equipment

      Details are as follows:
All plant equipment has been written off as of March 31, 2007

=======================================================================

5.    Product Rights

The company has the exclusive and continuing rights to the product formulations and distribution of a tire sealant product. These rights were acquired from a related party and have been recorded at $1, representing the carrying value to the related party.
=============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

6.    Bank Indebtedness

      Details are as follows:
                                                      2008            2007
                                                 --------------------------
Checks written in excess of funds on deposit     $     -         $       -

HSBC demand revolving loan for a maximum
amount of CDN$20,000 (US$20,226), secured by
a General Security Agreement on all assets
of the company (first charge) and by personal
guarantees made by a director and officer
of the company, interest at bank prime plus
2%.                                              US$  20,171           19,132


                                                -----------------------------
                                                    20,171           19,132
Less: Current Portion                              (20,171)         (19,132)
                                                -----------------------------
Long-term portion                               $       -         $       -
                                                -----------------------------

=============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

7.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)    Amounts due to related parties are as follows:
                                                     2008         2007
                                              -------------------------
Loans payable to relatives of a director
and officer of the company.  The loans
are unsecured, are due on demand, and
bear interest at bank prime plus 0.5%
(2006 - 0.5%).                                  $  14,763     $  13,125

Loans payable to a director and officer
of the company.  The loans are unsecured,
do not have fixed terms of repayment, and
bear interest at 8.33% to 11%
(2006 - 8.33% to 11%).  It is expected
that these loans will be repaid within the
next 12 months.                                    202,428       260,605

Wages and bonus payable to a director and
officer of the company.  This liability
is unsecured, due on demand and non-interest
bearing (2006 - nil%).                             587,818       473,961

Loan payable to a relative of a director
and officer of the company. The loan is
unsecured, due on demand, bears an interest
at 7% per annum and requires monthly payments
of interest only.                                    6,279         5,582
                                              -------------------------
                                               $   811,288    $  753,273
Less: Current portion                             (811,288)     (753,273)
                                               -------------------------
Long-term portion                              $        -          -
                                               -------------------------

b) Interest expense on amounts due to directors and an officer was $6,446.21 (2007 - $24,034).

c) Salaries and benefits include $62,774(2006 - $62,774) paid to a director and officer of the Company.

d) As at March 31, 2008, a director and officer of the Company held approximately 38.8% of the issued and outstanding shares of the Company.

e) The Company's director and officer owns approximately 38.8% of the Company's outstanding shares.

=============================================================================
8.    Capital Stock

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

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

1697:   The company issued 1,250, 000 restricted common shares to DC Consulting additional investor relations work

c)    Share Subscriptions

      At March 31,2008 there were 6,300,000 million shares to be issued from share subscriptions received from investors holding convertible notes.

d)    Warrants

      During fiscal 2003, the Company issued 307,008 units, consisting of 307,008 shares and 307,008 share purchase warrants. These warrants were convertible to shares at a price of $0.25 per share. These warrants expired on September 6, 2004. There are no outstanding warrants at this time

e)    Stock Options

      All outstanding option were cancelled on June 20, 2007. There are no outstanding option at this time

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

8.    Capital Stock - Continued

e) Stock Options - Continued

The Company has also committed to issue to the Chief Executive Officer 67,000 share purchase options every April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market price up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued. Also, CEO has agreed not to take any annual option to facilitate the reverse merger with Lassen Energy, Inc.

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 123(R) Share Based Payment. Had compensation cost for the stock option plan been determined for the entire fiscal year based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the year ended March 31, 2008 would be $Nil (2007 - $Nil) Because no options are outstanding at this time.
=============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Development Stage Company
Notes to Financial Statements
March 31, 2008 and 2007
Expressed in US Dollars
===============================================================================

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

=============================================================================

Natco International Inc.
(formerly Spectrum International Inc.)
Notes to Financial Statements
March 31, 2007 and 2006

Expressed in US Dollars
===============================================================================
11.  Discontinued Operations

The Company discontinued operations of its jewelry cleaners and accessories line due to lack of demand for the product in March 2006. The tire sealant operations were also discontinued in February 2007 There were no property, plant and equipment remaining to produce these operations. As at March 2007 and 2006, accounts receivable relating to the jewelry cleaners and Tire sealant lines were $2,765 and $3,199 respectively. As of March 31, 2007 and 2006, inventory relating to the discontinued line of business were $Nil and accounts payable were $nil and $5,613, respectively. Net loss from discontinued operations is as follows:


                                                      2008               2007
                                              ---------------------------------
Sales                                           $      -          $      800
Cost of Sales                                                             -
                                              ---------------------------------
Gross Profits                                          -                 800

Write down of inventory                                -             (10,585)
Disposal of Fixed assets                                -             (11,618)
                                              ---------------------------------
Net loss from Discontinued Operations           $      -        $    (21,403)
                                            ---------------------------------


12.  Reverse Merger Agreement(s)

On March 19, 2007 Company signed a binding Letter of agreement with Photo Violation Technologies Corp (PVT), a Canadian company that manufactures Parking Meters.

On July 15, 2007 Natco and Photo Violation Technologies extended the letter of Agreement from July 16, 2007 to October 31, 2007

On October 31, 2007 Natco and Photo Violation Technologies extended the letter of Agreement from October 31, 2007 to December 31, 2007

On December 12, 2007, Natco cancelled the agreement and filed a law suit against PVT.

On Feb 19, 2008 Company signed a binding Letter of agreement with Lassen Energy, Inc (LEI), a US company that manufactures Solar Panels.



13. Subsequent Events

 On April 18, 2008 Natco and LEI entered into a binding definitive agreement to merge by way of share exchange.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since the Company's incorporation on May 17, 1999, the Company has retained four auditors. The Company's initial auditors were Thorne Little in Surrey, British Columbia, Canada, which were originally retained by Spectrum Trading Inc., a British Columbia corporation. Since the Company was incorporated pursuant to the laws of the State of Delaware, the Company determined it was in the corporation's best interests to retain an auditing firm based in the United States. On October 31, 1999, the Company retained Grant Thornton LLP as its Auditors (Vancouver BC Office). Due to disagreement regarding fees and delays in completion of work Grant Thornton LLP was asked by the company to resign in July 2003. Since then we have been able to settle the fees issue.
On March 12, 2004 we retained Staley, Okada and Partners to be our auditors.
In September 2006 they ceased to Exist. Therefore, we switched to Moore and Associate of Las Vegas.

We discussed the need to use the generally accepted accounting principles of United States (USGAAP)with them and their qualifications regarding the USGAAP. No discussion took place as to what type of audit opinion will be rendered and no written or oral advice was provided.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. BASED ON THIS EVALUATION, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CONCLUDED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE DESIGNED TO PROVIDE REASONABLE ASSURANCE OF ACHIEVING THE OBJECTIVES OF TIMELY ALERTING THEM TO MATERIAL INFORMATION REQUIRED TO BE INCLUDED IN OUR PERIODIC SEC REPORTS AND OF ENSURING THAT SUCH INFORMATION IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITH THE TIME PERIODS SPECIFIED. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

ITEM 8B. OTHER INFORMATION

NOT APPLICABLE.

                                           PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of the Company are as follows:


                                Executive Officers of the Company:
---------------------------------------------------
|Name                 |Age|Office(s)              |
---------------------------------------------------
|Raj-Mohinder Gurm    |48 |President, CEO, and CFO|
---------------------------------------------------
|Gerry Podersky-Cannon|61 |Secretary              |
---------------------------------------------------

                                Board of Directors of the Company:
----------------------------------------------------------------
|Name                 |Age|        |Term Expires|Director Since|
----------------------------------------------------------------
|Raj-Mohinder Gurm    |48 |Director|Next AGM    |Nov. 1990     |
----------------------------------------------------------------
|Gerry Podersky-Cannon|61 |Director|Next AGM    |June 2000     |
----------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                                 Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                   Awards                    Payouts
----------------------------------------------------------------------------------------------------------------------------
      (a)           (b)           (c)           (d)           (e)           (f)           (g)           (h)           (i)
----------------------------------------------------------------------------------------------------------------------------
     Name                                                    Other       Restricted    Securities
      And                                                    Annual        Stock       Underlying      LTIP        All Other
   Principle                     Salary        Bonus      Compensation    Award(s)    Options/SARs    Payouts     Compensation
   Position        Year            ($)          ($)            ($)          ($)           (#)           ($)           ($)
----------------------------------------------------------------------------------------------------------------------------
CEO                2008(6)        $62,774(3)      0.00        0.00            0.00              0(2)      0.00          0.00
Raj-Mohinder Gurm
                   2007(4)         62,774(1)      0.00        0.00            0.00          67,000(2)     0.00          0.00

                   2006(5)         62,774(1)      0.00        0.00            0.00          67,000(2)     0.00          0.00
----------------------------------------------------------------------------------------------------------------------------

(1)   In April 1999 the board approved an employment contract
     with Mr. Gurm, which allowed for an annual salary of
     $62,774(72,000CDN), a signing bonus of $10,000 and an
     option to purchase 134,000 shares of the Company's common
     stock  for $0.10 per share.  The employment contract
     called for an additional option to purchase  67,000
     shares of the Company's common stock for
      $0.10 per share to be issued to Mr. Gurm on an annual
     basis.  All options expire five years after the issue
     date. The salary due Mr. Gurm since April 1999 has been
     accrued by the Company, except for $63,650  which was
     forgiven by Mr. Gurm in March of 2001.  The salary amount
     accrued  includes
      vacation pay.  The contract is automatically renewed at the same terms
     every year on April 30, unless cancelled or opened for
renegotiating
      by either Mr. Gurm or the board of directors of the
Company.  The
      Company has no other Employment contracts with any other
party.
(2)   These stock purchase options were issued pursuant to Mr.
     Gurm's  employment   contract dated April, 30 1999.
     These options vest immediately, and can be exercised at $0.10 per share within 5 years from the date of grant.
(3) Salary accrued from April 1, 2005 to March 31, 2008 includes vacation pay.
(4)   Year ended on March 31, 2007
(5)   Year ended on March 31, 2006

(6)   Year ended on March 31, 2008


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the date of this report by
(i) each person or entity known by the Company to be the beneficial owner of more than 5 % of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                           Name and Address of       Amount and Nature of
     Title of Class         Beneficial Owner           Beneficial Owner         Percent of Class(1)
----------------------------------------------------------------------------------------------------
     $.001 Par               Raj-Mohinder S. Gurm
       Value                   13718 91st Avenue        Officer & Director                  35.2%
     Common Stock             Surrey, BC, Canada        7,200,000 Common
                                    V3V 7X1
----------------------------------------------------------------------------------------------------
     $.001 Par               Gerry Podersky-Cannon.
       Value                 126-1628 W 1st, Avenue      Officer & Director                 3.6%
     Common Stock            Vancouver, BC, Canada       738,736 Common (2)
                                   V6J 1G1
----------------------------------------------------------------------------------------------------
    $.001 Par
     Value                 All officers and directors
Common Stock               as a group (2 Persons)        7,938,736(2)                      38.8%
----------------------------------------------------------------------------------------------------


   (1)Percentages are calculated based on 20,447,614 shares outstanding as of June 30,2008 already subscribed for. Pursuant to Rule 13d-3(d)(1), the percentage of shares owned for each person includes shares deemed to be outstanding upon exercise of options by such person within 60 days of the reported date, but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.
 (2) Includes 713,152 shares held of record by Canafra Financial Ltd., a British Columbian corporation owned by
      Mr. Podersky-Cannon and his spouse, Donna Y. Maroz.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at March 31, 2008, the company owed $811,288 to related parties. Included in this amount is $790,246 owing to a Raj-Mohinder Gurm, a director and officer of the company, and $21,042 owing to various relatives of the director and officer of the company. During the current year, $6,446 of interest expense has been accrued as owing to a director and officer of the company..

As at March 31, 2008, Raj-Mohinder Gurm, a director and officer of the company, owned approximately 35.2% of the issued and outstanding share of the company, and all directors and officers of the company owned approximately 38.8% of the company's shares.

On June 20, 2007, all options held by directors and others were cancelled. No new options have been granted to anyone.

ITEM 13. EXHIBITS

Exhibit No.      Description

3.1              Restated Certificate of Incorporation. (1)
3.2              Bylaws. (1)
10.4             Employment contract between Spectrum International Inc and
                 Raj-Mohinder Gurm dated April 12, 1999. (1)
10.5             Indenture between Raj-Mohinder S. Grum and Spectrum Trading
                 Inc. dated April 30, 1999. (2)
10.9             Agreement between Natco and Lassen dated February 19, 2008
10 10            Agreement between Natco and Lassen dated April 18, 2008
23.1             Consent of Auditors
31.1             Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1             Certificate of Chief Financial Officer and Chief Executive
                 Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   (1) Incorporated herein by reference to Form SB-2A filed with the U.S. filed with the U.S. Securities and Exchange Commission on May 14, 2003.
   (2) Incorporated herein by reference to Form SB-2 filed with the U.S. filed with the U.S. Securities and Exchange Commission on June 26, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2008 and March 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
                           March 31,      March 31,
                             2008             2007
                         -----------------------------

Audit Fees              $    9400      $   12,500
Audit Related Fees              -               -
Tax Fees                        -               -
All Other Fees                  -               -

                         -----------------------------
     Totals                 9,400          12,500
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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            --------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: August 12, 2008                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-----------------------
Director, CEO and CFO      August 12, 2008

/s/Gerry Podersky-Cannon
------------------------
Director, Secretary        August 12, 2008