Form 10QSB
period 2008-06-30
NATCO INTERNATIONAL INC.
filed 2008-08-19
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                                    For the quarterly period ended June 30, 2008

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

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.                 Yes [ ] No [ ]

Shares of $0.001 par value Common Stock outstanding at June 30, 2008:
20,447,614

                       DOCUMENTS INCORPORATED BY REFERENCE

None


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended September 30, 2007

Table of Content

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements                                                 3

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

ITEM 3.  Controls and Procedures                                              10

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    11

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

ITEM 3.  Defaults Upon Senior Securities                                      12

ITEM 4.  Submission of Matters to a vote of Security Holders                  12

ITEM 5.  Other Information                                                    12

ITEM 6.  Exhibits                                                             13

Signatures                                                                    13

Part 1 - FINANCIAL INFORMATION

ITEM 1.

NATCO INTERNATIONAL INC.
DEVELOPMENT STAGE COMPANY
INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Expressed in US Dollars)
Unaudited

                           Statement 1
Natco International Inc.
Development Stage Company
Interim Balance Sheets
As at June 30, 2008
(Expressed in U.S. Dollars)
                                              at June 30th,     at March 31,
                                                  2008              2008
                                              (Unaudited)         (Audited)
  ASSETS

  CURRENT ASSETS
  Cash                                         $        -         $       -
  Accounts Receivable                                   -                 -
  Tax Receivable                                        -
  Inventory                                             -                 -
  Prepaid Assets                                     2,856             4,234
  Assets held in discontinued operations                                  -
*-                                          ----------------------------------
  Total Current Assets                               2,856             4,234

   LONG TERM ASSETS
  Loan to PVT                                 $  1,485,000       $ 1,485,000
  Interest Receivable on Loan to PVT          $    121,311            95,099
  Product Rights (Note 5)                                1                 1
*-                                          ----------------------------------

  TOTAL ASSETS                                $  1,609,168       $ 1,584,334
*-                                          ----------------   ---------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Bank Indebtedness (Note 6)                  $     21,776       $    20,171
  Accounts Payable                                  72,393            93,210
  Loan Payable                                     440,649           403,490
  Accrued Liabilities                               84,011            92,344
  Due to related Parties (Note 7)                  832,229           811,288
*-                                          ----------------------------------

  Total Current Liabilities                      1,451,058         1,420,503

*-                                          ----------------------------------
  Total Liabilities                              1,451,058         1,420,503
*-                                          ----------------   ---------------

  Continued Operations (Note 1)
  Discontinued Operations (Note 12)
  Subsequent events (Note 13)


  STOCKHOLDERS' EQUITY
  Authorised:
   50,000,000 Common Shares,
  with a par value $0.001,
  5,000,000 preferred shares
  with a par value $0.001,
  Issued:
  Common shares - 20,447,614
  (2007 - 15,047,614) respectively
  Paid in Cpital -Statement 3                        20,447            20,447

  Additional Paid-in Capital -Statement 3         1,092,740         1,092,740

  Share Subscriptions                             1,384,277         1,384,277

  Other Comprehensive Income - Statement 3        (424,662)         (432,465)

  Deficit Accomulated during Development
       Stage -Statement 3                       (1,914,692)       (1,901,168)
*-                                          ----------------   ---------------

  Total Stockholders' Equity                        158,110           163,831
*-                                          ----------------   ---------------

  Total Liabilities and Stockholders' Equity   $  1,609,168       $ 1,584,334
*-                                          ----------------   ---------------


           See accompanying notes

                                            Statement 2
Natco International Inc
Development Stage Company
Interim Statements of Operations
For the Six Months Ended June 30
(Expressed in U.S. Dollars)

                                      Three Months      Three Months      Since Inception
                                      Ended June 30     Ended June 30       to June 30
                                          2008              2007               2008
                                       (Unaudited)       (Unaudited)        (Unaudited)
    INCOME
    Sales                              $      -          $      -          $     392,635
                                                                                     -
    Cost of Sales                               -                 -              239,602
                                                                                     -
    Gross Profit                       $      -          $      -          $     153,033

    OPERATING EXPENSES
    Advertising and Promotion               1,747             4,683               88,743
    Amortisation                                                                  46,985
    Automotive                                                                    37,035
    Bad Debts                                                                      8,474
    Bank Charges                              761               149               16,530
    Commissions                                                                    3,509
    Consulting Fees                                                               17,980
    Insurance                                                                     17,481
    Legal and Accounting                    5,916            25,060              392,345
    Office and other                          823               133               63,812
    Rent                                    2,831             3,824              214,979
    Research and Development                                                     105,537
    Salaries and benefits                  18,535            17,044              689,522
    Telephone and Utilities                 1,374             1,888               58,872
    Travel and trade shows                                                        46,386
    Currency Exchange Loss (Gain)             -                 -                    554
                                                                                     -
    Total Expenses                         31,987            52,781            1,808,744
                                                                                     -
    Net Loss from Operations               (31,987)          (52,781)         (1,655,711)

    OTHER ITEMS
    Interest on PVT Loan                     25,824            12,693             120,379
    Other Income                                                                   25,389
    Cancellation of Options                       -            49,500
    Interest Expense                        (7,361)          (14,476)           (371,906)
                                         $   18,463        $   47,717      $    (226,138)

     Loss from Continued operations        (13,524)           (5,064)         (1,881,849)

    Net Income (loss) from
    discontinued operations (Note 12)             -                 -            (32,843)
                                                                                        -
    Net  Loss                              (13,524)           (5,064)         (1,914,692)
                                                                                        -
    Other comprehensive income                7,803          (58,906)           (424,662)
                                                                                        -
                                                                                        0
    Net Loss and Comprehensive loss      $   5,721)        $  63,970)       $  2,339,354)


    Basic and Diluted
    (Loss) per Share                    $    0.00)        $    0.00)       $       0.11)

    Weighted Average
       Number of Shares                20,447,614        15,047,614           20,447,614

                       See accompanying notes



                                               Statement 3
Natco International Inc.
Development Stage Company
Interim Statements of Cash Flows

For the Six Months Ended June 30, 2008
(Expressed in U.S. Dollars)

                                                  Three Months   Three Months             (Inception)
                                                  Ended Jun 30   Ended Jun 30              June 30th
                                                      2008           2007                    2008
                                                  (Unaudited)    (Unaudited)              (Unaudited)
 OPERATING ACTIVITIES
 Net (Loss)                                       $    (13,524)  $     (5,064)       #  $    (1,914,692)
 Adjustments to reconcile Net (Loss)
    Common Stock issued for Services                          -              -
    Depreciation                                              -              -                    46,985
 Write off of assets fom discontinued operations                                                  32,843
 Accrued Expenses related party                                                                   15,396
 Accrued Interest due to related parties                  7,157         14,233                   141,681
 Wages accrued to director                               18,535         17,044                   542,131
 Cancelled stock based compensation                           -       (49,950)                         -
 Changes in Operating Assets and Liabilities
    (Increase)/Decrease in Accounts Receivable                                                         -
 Interest receivable                                   (26,212)       (13,086)                 (121,311)
 Inventory                                                    -              -                         -
 Prepaid expense                                          1,378          8,029                   (2,856)
    Increase/(Decrease) in Accounts Payable            (20,815)        (1,472)                    72,393
    Increase/(Decrease) in Accrued Liabilities          (8,333)         13,268                    84,011

 Net Cash Provided by Operating Activities             (41,814)       (16,998)               (1,103,419)

 Net cash provided by (used in )                              -          (232)                  (31,984)
  Discontinued operations

                                                       (41,814)       (17,230)               (1,135,403)

 INVESTMENT ACTIVITIES
 Purchase of Equipment                                        -              -                  (62,642)
 Loan to PVC                                                  -      (955,000)               (1,485,000)

 Net Cash (Used) by Investment Activities                     -      (955,000)               (1,547,642)

 FINANCING ACTIVITIES
 Bank Indebtedness                                        1,605          (366)                    21,776
 Due to Related party                                   (4,753)        296,502                   147,818
 Loans Payable                                           37,159        735,000                   440,649
 Proceeds from Subscriptions Receivable                       -              -                 1,384,277
 Proceeds from sale of Common Stock                           -              -                 1,113,187

 Net Cash Provided by Financing Activities               34,011      1,031,136                 3,107,707

 Foreign Exchange                                         7,803       (58,906)                 (424,662)

 Change in cash and cash equivalents                          -              -                         -

 Cash, Beginning of Period                                    -              -                         -

 Cash, End of Period                                 $        -     $        -             $           -

 SUPPLEMENTAL INFORMATION:
 Interest Paid                                     $        204   $        243           $       140,207
 Income Taxes Paid                                   $        -     $        -             $           -

                        See accompanying notes

Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
June 30, 2008
(Expressed in US Dollars)
===============================================================================
1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) completing the proposed merger with Lassen Energy Inc. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
June 30, 2008
(Expressed in US Dollars)
=============================================================================

3.    SIGNIFICANT EVENTS

i) On Feb 19, 2008 Company signed a binding Letter of agreement with Lassen Energy, Inc (LEI), a US company that manufactures Solar Panels.

ii) On April 18, 2008 Natco and LEI entered into a binding definitive agreement to merge by way of share exchange.

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

As of June 30, 2008, we had incurred a deficit of $(1,914,692) and $(1,901,168)as of March 31, 2008, which has continued to increase This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contribute a significant amount to offset expense. In the 12 months ended June 30, 2008 compared to the 12 months ended June 30, 2007, we had net loss of $(13,524) and $(5,064) respectively. Consequently, we discontinued all manufacturing activities and signed a reverse merger agreement with photo Violation Technologies Corp (PVT) of Vancouver, British Columbia, Canada

The merger agreement with PVT fell through and we have signed a binding definitive agreement with Lassen Energy, Inc. of California to do a reverse merger by way of share exchange.


RESULTS OF OPERATIONS

Three month period ended June 30, 2008

The company is in the process of doing a reverse merger with Lassen Energy, Inc and the assets consist of Loan to PVT in the amount of $1,485,000 plus interest and the share exchange agreement with Lassen Energy and stored equipment and inventory from previous business.

Consequently we had no sales in the three month period ended June 30, 2008. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

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


As of June 30, 2008, the company has a debit of $1,451,058. Most of the debit is to parties related to current management of Natco. By the time the merger between Lassen and Natco is completed, the current management will pay out all debits to non-related parties. As a result all debits will be owed to current management group. The amount of debit will be roughly same as the money owed to Natco by PVT. If Natco is successful in recovering this money from PVT, the debits will be paid out but if unsuccessful all debits will be written off. Current management will indemnify the post merger company and its management. Post Merger Company will raise 10 to 20 million dollars to execute their business plan. None of this money will be used to retire current debit.

Our estimated fixed costs at this time are approximately $5400 per month; not including the legal expense of law suit against PVT, but does includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month until additional funding is in place. The Legal court action will be financed separately as the money is needed. The principles of the company are committed to financing the legal action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued no unregistered securities in the three
Months ended on June 30, 2007. However there are subscriptions of approximately 6,300,000 on the company books that will have to be issued in the next quarter.


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


                                       Natco International, Inc.
                                       By: /s/ Raj-Mohinder S. Gurm
                                       -----------------------------------
                                        Name: Raj-Mohinder S. Gurm
 Date: August 19, 2008                Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer August 19, 2008