Form 10KSB/A
period 2007-03-31
NATCO INTERNATIONAL INC.
filed 2008-08-22
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                                        For the fiscal year ended March 31, 2007

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

      The issuer's revenues for the fiscal year ended March 31, 2007 were  $0.

      State the aggregate market value of the voting and non-voting Common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 30, 2007 WAS $12,799,049.00.

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

Products/Services
The PhotoViolationMeter(tm) is a fully patented, automated, wireless, digital parking meter with a built-in camera. It enforces parking regulations by issuing a parking violation electronically using digital photo evidence. MeterLink(tm) is the Company's back-end parking management software package that is fully integrated with the PVM. This revolutionary new parking system is designed to increase a city's parking revenues by five times or more. In addition to increasing the revenue by more than 5 times, the PVM offers user friendly features such as the No Fine(tm) Feature, the Grace Period(tm) Feature and the Every Way to Pay(tm) Feature. The Company is currently testing, on a pilot basis, the PhotoViolationMeter(tm) and the PVM System on the University Endowment Lands at the University of British Columbia, through arrangements with the Provincial Government of British Columbia. These PhotoViolationMeters(tm) were recently installed in early July 2006. These PVM'S and the PVM System are operating successfully, and the initial results of operations have exceeded the Company's expectations. To make our business models "work", the PVM needed to issue 15 violations per month: it is now issuing over 150 violations per month compared to a national average of 3 violations per month. Photo Violation Technologies Corp has an advanced stage start-up having already progressed through the following stages: 1. Design and development 2.Prototyping 3.Testing 4.Patenting Stage 5.Trial Stage at present since June 2006 (University of British Columbia, Vancouver, Canada), trial in Port of San Francisco since October 2006, and most recently in Niagara Falls, New York. These ongoing pilot projects and the delivery of first orders are subject to the Company being able to raise further capital to manufacture its meters, and for working capital.
Competition Aforementioned features allow the PVM to detect both the absence and presence of a vehicle and if needed, issue violations. For these reasons, the PVM is said to be a self-enforcing meter - the first of its kind. The PhotoViolationMeter(tm) is extremely user friendly, easy to use and accepts a wide variety of payment methods. Patents are in place to effectively lock out any competition.

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

   As of June 30, 2007 there are 15,047,614 shares of common stock outstanding. There are no preferred shares outstanding. Management believes all of said stock would be eligible for sale under Rule 144. Management assumes that said shares would be subject to the volume limitations of Rule 144 manner of sale, notice and other requirements for shares held more than one year but less than two years, but has not sought an SEC no action letter on this issue. If an earlier period should apply, many of these shares would be tradable under Rule 144(k), which does not impose volume and manner of sales requirements on non-affiliates.

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

ITEM 7. FINANCIAL STATEMENTS

Restated - August 22, 2008

NATCO INTERNATIONAL INC.
Development Stage company
FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006
(Expressed in US Dollars)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Natco International Inc.
(Formerly Spectrum International Inc.)


We have audited the accompanying restated balance sheets of Natco International Inc. as of March 31, 2007 and March 31, 2006, and the related restated statements of operations, stockholders' equity and cash flows as of March 31, 2007 and 2006 and since inception through March 31, 2007. These restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Natco International Inc. as of March 31, 2007 and March 31, 2006, and the related restated statements of operations, stockholders' equity and cash flows as of March 31, 2007 and 2006 and since inception through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
August 22, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
    (702) 253-7499 Fax (702) 253-7501

NATCO INTERNATIONAL INC.
Development Stage Company
Financial Statements
Balance Sheet at March 31[st]
(Expressed in US Dollars)
Restated

                                                                              2007                   2006
                                                                           Audited                Audited
 ASSETS

 CURRENT ASSETS
 Cash                                                                $           -         $            -
 Accounts Receivable                                                             -                      -
 Tax Receivable                                                                  -                      -
 Inventory                                                                       -                  8,643
 Prepaid Assets                                                             15,646                    629
 Assets held in discontinued operations                                      2,765                  3,199
 Total Current Assets                                                       18,411                 12,471

  LONG TERM ASSETS

 Interest Receivable on Loan to PVT
 Product Rights (Note 5)                                                         1                      1

 Total Assets                                                      $        18,412       $         12,472


              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Bank Indebtedness (Note 6)                                        $        19,132       $         62,985
 Accounts Payable                                                           80,460                 85,874
 Accrued Liabilities                                                        12,214                 29,532
 Due to related Parties (Note 7)                                           753,273              1,062,039
 Liabilities held in discontinued operations                                     -                  5,613

 Total Current Liabilities                                                 865,079              1,246,043

 Total Liabilities                                                         865,079              1,246,043

 Continued Operations (Note 1)
 Discontinued Operations (Note 12)
 Subsequent events (Note 13)


 STOCKHOLDERS' EQUITY
 Authorized:
 5,000,000 Preferred Shares,
 with a par value $0.001,
 50,000,000 Common Shares
 with a par value $0.001,
 Issued:
 Preferred Shares - None
 Common Shares - 15,047,614
 (2006 - 9,377,364) respectively
 Paid in Capital -Statement 3                                               15,047                  9,377

 Additional Paid-in Capital -Statement 3                                 1,072,687                469,172

 Share Subscriptions                                                        70,853                 33,063

 Other Comprehensive Income - Statement 3                                (239,731)              (205,653)

 Deficit Accumulated during Development
      Stage -Statement 3                                               (1,765,523)            (1,530,951)

 Total Stockholders' Equity                                              (846,667)            (1,224,992)

 Total Liabilities and Stockholders' Equity                        $        18,412       $         21,051



 The accompanying notes are an integral part of these statements


NATCO INTERNATIONAL INC.
Development Stage Company
Financial Statements
Statements of Operations
(Expressed in US Dollars)
Restated

                                                                     Twelve Months       Twelve Months      Since Inception
                                                                    Ending March 31     Ending March 31      to March 31st
                                                                         2007                2006                 2007
                                                                        Audited             Audited
                                                                                                                Restated
    INCOME
    Sales                                                               $         -       $         730       $      392,635
                                                                                                                           -
    Cost of Sales                                                                 -                 447              239,602
                                                                                                                           -
    Gross Profit                                                        $         -       $         283       $      153,033
                                                                                                                           -
    OPERATING EXPENSES
    Advertising and Promotion                                                   790               3,219               68,153
    Amortization                                                                  -               2,489               46,985
    Automotive                                                                                                        37,035
    Bad Debts                                                                                                          8,474
    Bank Charges                                                              3,093               1,830               14,653
    Commissions                                                                                                        3,509
    Consulting Fees                                                                               2,514               17,980
    Insurance                                                                                                         17,481
    Legal and Accounting                                                     43,404              50,566              318,530
    Office and other                                                          1,571               3,969               53,489
    Rent                                                                     11,080              14,098              201,904
    Research and Development                                                                      1,817              105,537
    Salaries and benefits                                                   115,709              62,774              666,539
    Telephone and Utilities                                                   2,225               2,852               52,633
    Travel and trade shows                                                    6,712                                   44,737
    Currency Exchange Loss (Gain)                                                                                        962
                                                                                                                           -
    Total Expenses                                                          184,584             146,128            1,658,601
                                                                                                                           -
    Net Loss from Operations                                              (184,584)           (145,845)          (1,505,568)

    OTHER ITEMS
    Interest on PVT Loan                                                          -                                        -
    Other Income                                                                184               1,006               25,389
    Cancellation of Options                                                                                                -
    Interest Expense                                                       (28,602)            (48,366)            (255,481)
                                                                     $     (28,418)       $     47,360)       $     230,092)

                    Loss from Continued operations                        (213,002)           (193,205)          (1,735,660)

    Net Income (loss) from
    discontinued operations (Note 12)                                      (21,570)             (8,293)             (29,863)
                                                                                                                           -
    Net  Loss                                                             (234,572)           (201,498)          (1,765,523)
                                                                                                                           -
    Other comprehensive income                                             (34,078)            (44,178)            (239,731)


    Net Loss and Comprehensive loss                                  $    (268,650)       $    245,676)       $   2,005,254)


    Basic and Diluted
    (Loss) per Share                                                 $       (0.02)       $       0.03)       $        0.12)

    Weighted Average
       Number of Shares                                                  15,047,614           9,377,364           15,047,614



    The accompanying notes are an integral part of these statements


NATCO INTERNATIONAL INC.
Development Stage Company
Financial Statements
Stockholder Equity at March 31[st]
(Expressed in US Dollars)
Restated

                                 Common       Common     Additional         Shares             Other
                                 Shares       Shares        Paid-In     Subscribed     Comprehensive
                               (Number)     (Amount)        Capital                    Income (Loss)         Deficit           Total
Balance (deficiency)          8,393,928   $    8,394   $    417,516   $     33,549   $        19,886   $    -822,300   $    -342,955
  March 31, 2002
Issuance of shares at           430,714          431         18,207        -18,638                 -               -               -
CDN$0.07 per share (Note 9b)
Issuance of shares at           160,000          160         14,751        -14,911                 -               -               -
CDN$0.15 per share (Note 9b)
Issuance of shares at            85,714           85          3,732              -                 -               -           3,817
CDN$0.07 per share (Note 9b)
Issuance of shares at
CDN$0.08 per share plus
warrant
(Note 9b)                       307,008          307         14,966              -                 -               -          15,273
Share subscription (Note 9c)          -            -              -         20,000                 -               -          20,000
Change in foreign currency            -            -              -              -           -33,224               -         -33,224
translation adjustment
Net loss                              -            -              -              -                 -        -186,247        -186,247

Balance (deficiency)          9,377,364        9,377        469,172         20,000           -13,338      -1,008,547        -523,336
  March 31, 2003
Change in foreign currency            -            -              -              -           -73,045               -         -73,045
translation adjustment
Net loss                              -            -              -              -                 -        -153,084        -153,084

Balance (deficiency)          9,377,364   $    9,377   $    469,172   $     20,000   $       -86,383   $  -1,161,631   $    -749,465
  March 31, 2004
Share subscription (Note 9c)          -            -              -          5,000                 -               -           5,000
Change in foreign currency            -            -              -              -           -75,092               -         -75,092
translation adjustment
Net loss                              -            -              -              -                 -        -167,822        -167,822

Balance (deficiency)          9,377,364   $    9,377   $    469,172   $     25,000   $                 $               $
  March 31, 2005                                                                           (161,475)     (1,329,453)       (987,379)
Share subscription (Note 9c)          -            -              -          8,063                 -               -           8,063
Change in foreign currency            -            -              -              -                                 -
translation adjustment                                                                      (44,178)                        (44,178)
Net loss                              -            -              -              -                 -
                                                                                                           (201,498)       (201,498)

Balance (deficiency)          9,377,364   $    9,377   $    469,172   $     33,063   $                 $               $
  March 31, 2006                                                                           (205,653)     (1,530,951)     (1,224,992)
Share subscription (Note 9c)          -            -              -         50,000                 -               -          50,000
Issuance of shares
At CDN$0.06/share
(Note 9b)                       100,000          100          4,047        (4,147)                 -               -               -
Issuance of shares
At CDN$0.10/share
(Note 9b)                       100,000          100          7,963        (8,063)                 -               -               -
Issuance of shares
At CDN $0.10 per share(Note   5,470,250        5,470        541,555              -                 -               -         547,025
9b)
Issuance of Stock Options             -            -         49,950              -                 -               -          49,950
Change in foreign currency            -            -              -              -                                 -
translation adjustment                                                                      (34,078)                        (34,078)
Net loss                              -            -              -              -                 -
                                                                                                           (234,572)       (234,572)

Balance (deficiency)         15,047,614   $   15,047   $  1,072,687   $     70,853   $                 $               $
 March 31, 2007                                                                            (239,731)     (1,765,523)       (846,667)


NATCO INTERNATIONAL INC.
Development Stage Company
Financial Statements
Statements of Cash Flow
(Expressed in US Dollars)
Restated

                                                 Twelve Months       Twelve Months        (Inception)
                                                 Ended March 31     Ended March 31       to March 31st
                                                      2007               2006                2007
                                                     Audit               Audit
                                                                                           Restated
OPERATING ACTIVITIES                                Audited             Audited
Net (Loss)                                         $  (234,572)       $   (193,205)       $  1,765,523)
Adjustments to reconcile Net (Loss)
   Common Stock issued for Services                       -                    -
   Depreciation                                           -                  2,489              46,985
Bad Debts                                             -                        -                  1,672
Write off of assets from discontinued operations
Interest due to related parties                        24,034               40,030              67,639
Wages accrued to director                              65,579               64,591             466,501
stock based compensation                               49,500                                   49,500
Changes in Operating Assets and Liabilities
   (Increase)/Decrease in Accounts Receivable             -                    402                 -
Interest receivable                                       -                    -                   -
Inventory                                                 -                  1,493                 -
Prepaid expense                                        (15,021)                 333            (15,646)
   Increase/(Decrease) in Accounts Payable              (5,414)               7,190              80,460
   Increase/(Decrease) in Accrued Liabilities          (17,318)               6,341              12,214

Net Cash Provided by Operating Activities             (133,212)            (68,664)         (1,056,198)

Net cash provided by (used in )                          12,497               5,391              11,219
 Discontinued operations

                                                      (120,715)            (63,273)         (1,044,979)

INVESTMENT ACTIVITIES
Purchase of Equipment                                         -                   -            (62,642)


Net Cash (Used) by Investment Activities                      -                   -            (62,642)

FINANCING ACTIVITIES
Bank Indebtedness                                      (43,853)               (250)              19,132
Due to Related party                                  (398,379)              99,638             219,133
Proceeds from Subscriptions Receivable                   37,790               8,063              70,853
Proceeds from sale of Common Stock                      559,235                   -           1,038,234

Net Cash Provided by Financing Activities               154,793             107,451           1,347,352

Foreign Exchange                                       (34,078)            (44,178)           (239,731)

Change in cash and cash equivalents                           -                   -                   -

Cash, Beginning of Period                                     -                   -                   -

Cash, End of Period                                   $       -         $         -         $         -

SUPPLEMENTAL INFORMATION:
Interest Paid                                       $     4,568       $       8,336       $     135,435
Income Taxes Paid                                     $       -         $         -         $         -




Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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
                                                -----------------------------

===============================================================================

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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


e) The Company's director and officer owns approximately 58.1% of the Company's outstanding shares.

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

v) During fiscal 2007, the Company issued 5,670,250 common shares for Debit and subscriptions from previous years. Of these shares, 250,000 were issued to a director of the company, another 45,450 was issued to a company owned by a director of the Company and 2,504,920 were issued to a director/CEO of the company.

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================

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

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================
9.    Income Taxes

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

===============================================================================

Natco International Inc.
Development Stage Company
Notes to Financial Statements
March 31, 2007 and 2006
(Expressed in US Dollars)
Restated
=============================================================================
11.  Discontinued Operations

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


                                                      2007               2006
                                              -------------------------------
Sales                                           $    800          $    6,954
Cost of Sales                                                          2,469
                                              -------------------------------
Gross Profits                                        800               4,485

Write down of inventory                           (10,585)           (12,778)
Disposal of Fixed assets                          (11,618)
                                              -------------------------------
Net loss from Discontinued Operations           $ (21,403)      $     (8,293)
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

14. These statements are being restated because the original manufacturing business was closed and written off in preparation for new business as of March 31, 2007. The statements should have been done to reflect the development stage of the company, and that was not done. The mistake is being corrected.

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
---------------------------------------------------------------------------------------------------------



     The board of directors has approved the issuance of currently outstanding options to purchase 700,000 shares of Company's common stock to directors of Company, exercisable at $0.10 per share within five years from date of grant. Mr. Gurm's Employment contract calls for annual incentive option grants to purchase 67,000 shares of the Company' common stock at an exercise price of $0.10 per share or 20% below the market price if the shares are trading on the OTCBB, In addition the board of directors approved granting Mr. Gurm annual bonus option based upon the following formula: Options to purchase shares at 20% below market price (if trading on OTCBB, otherwise at $.10 per share) up to the value determined by 5% of the amount of annual profits from sales between $2,500,000 to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. Exercise terms and other option exercise details have not yet been finalized. Previously issued options were re-priced at $.10 US from $0.15 CDN.

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

   Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of the Company's common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the option holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

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

During the year ended March 31, 2007, the company granted to Raj-Mohinder Gurm, a director and officer of the company, 267,000 stock purchase options exercisable at $0.10 per share on or before April 30, 2011. The company also granted options to other three directors of the company as well. John Rennie and Gerry Podersky-Cannon received 150,000 options each and Stephen Sleigh received 200,000 option exercisable at $0.10 on or before April 30, 2011. As at March 31, 2007, directors and officers of the company held 1,552,000 share purchase options exercisable at $0.10 per share expiring between May 8, 2007 and April 30, 2011.

ITEM 13. EXHIBITS

Exhibit No.      Description

3.1              Restated Certificate of Incorporation. (1)
3.2              Bylaws. (1)
10.1             Distributor agreement between Spectrum International Inc.
                 and Canafra Management & Consulting Services dated Feb.
                 24, 2000
                 Raj-Mohinder Gurm dated April 12, 1999. (1)
10.7          Indenture between Raj-Mohinder S. Gurm and Spectrum Trading
                 Inc. dated April 30, 1999. (2)
23.1           Consent of Auditors
31.1           Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certificate of Chief Financial Officer and Chief Executive
                 Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                            Natco International, Inc.
                                            By: /s/ Raj-Mohinder S. Gurm
                                            ------------------------------
                                            Name: Raj-Mohinder S. Gurm
 Date: August 22, 2008                   Title Chief Executive Officer & CFO



   Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, CEO and CFO                                  Aug. 22, 2008

/s/Gerry Podersky-Cannon
-------------------------
Director                                               Aug. 22, 2008