Form 10QSB/A
period 2007-06-30
NATCO INTERNATIONAL INC.
filed 2008-08-22
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                                    For the quarterly period ended June 30, 2007

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

NATCO INTERNATIONAL INC.
FORM 10-QSB
Quarter Ended December 31, 2006

Table of Content

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements                                               2

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

ITEM 3.  Controls and Procedures                                            11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  12

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds        12

ITEM 3.  Defaults Upon Senior Securities                                    12

ITEM 4.  Submission of Matters to a vote of Security Holders                12

ITEM 5.  Other Information                                                  12

ITEM 6.  Exhibits                                                           12

Signatures                                                                  13




Part 1 - FINANCIAL INFORMATION

ITEM 1.

Restated - August 20, 2008

NATCO INTERNATIONAL INC.
DEVELOPMENT STAGE COMPANY
INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Expressed in US Dollars)
Unaudited


Natco International Inc.
Development Stage Company
Interim Balance Sheets
As at June 30, 2007
(Expressed in U.S. Dollars)
Restated
                                              at June 30th,     at March 31,
                                                  2007              2007
  ASSETS

  CURRENT ASSETS
  Cash                                         $        -         $       -
  Accounts Receivable                                   -                 -
  Tax Receivable                                        -                 -
  Inventory                                             -                 -
  Prepaid Assets                                     7,617            15,646
  Assets held in discontinued operations             2,997             2,765
*-                                          ----------------------------------
  Total Current Assets                              10,614            18,411

   LONG TERM ASSETS
  Loan to PVT                                 $    955,000        $       -
  Interest Receivable on Loan to PVT                13,086
  Product Rights                                         1                 1
*-                                          ----------------------------------

  TOTAL ASSETS                                $    978,701       $    18,412
*-                                          ----------------   ---------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Bank Indebtedness                           $     18,766       $    19,132
  Accounts Payable                                  78,988            80,460
  Loan Payable                                     735,000                -
  Accrued Liabilities                               25,482            12,214
  Due to related Parties                         1,081,052           753,273
*-                                          ----------------------------------

  Total Current Liabilities                      1,939,288           865,079

*-                                          ----------------------------------
  Total Liabilities                              1,939,288           865,079
*-                                          ----------------   ---------------

  STOCKHOLDERS' EQUITY
  Authorised:
  5,000,000 Preferred Shares,
  with a par value $0.001,
  50,000,000 common shares
  with a par value $0.001,
  Issued:
  Preferred Shares - None
  Common shares - 15,047,614
  (2006 - 9,377,364) respectively
  Paid in Capital -Statement 3                       15,047            15,047

  Additional Paid-in Capital                      1,022,737         1,072,687

  Share Subscriptions                                70,853            70,853

  Other Comprehensive Income                      (298,637)         (239,731)

  Deficit Accumulated during Development
       Stage                                    (1,770,587)       (1,765,523)
*-                                          ----------------   ---------------

  Total Stockholders' Equity                      (960,587)         (846,667)
*-                                          ----------------   ---------------

  Total Liabilities and Stockholders' Equity   $    978,701       $    18,412
*-                                          ----------------   ---------------


         See accompanying notes


Natco International Inc
Development Stage Company
Interim Statements of Operations
For the Three Months Ended June 30
(Expressed in U.S. Dollars)
Restated

                                      Three Months          Three Months        Since Inception
                                    Ended June 30[th]     Ended June 30[th]     to June 30[th]
                                          2007                  2006                 2007
                                        Unaudited             Unaudited            Unaudited
                                                                                   Restated
    INCOME
    Sales                                    $      -              $      -       $     392,635
                                                                                              -
    Cost of Sales                                   -                     -             239,602
                                                                                              -
    Gross Profit                             $      -              $      -       $     153,033

    OPERATING EXPENSES
    Advertising and Promotion                   4,683                     -              72,836
    Amortisation                                                        768              46,985
    Automotive                                                                           37,035
    Bad Debts                                                                             8,474
    Bank Charges                                  149                 1,359              14,802
    Commissions                                                                           3,509
    Consulting Fees                                                                      17,980
    Insurance                                                                            17,481
    Legal and Accounting                       25,060                   277             343,590
    Office and other                              133                   624              53,622
    Rent                                        3,824                 3,758             205,728
    Research and Development                                                            105,537
    Salaries and benefits                      17,044                66,679             634,083
    Telephone and Utilities                     1,888                   808              54,521
    Travel and trade shows                                            6,644              44,737
    Currency Exchange Loss (Gain)                   -                                       962
                                                                                              -
    Total Expenses                             52,781                80,917           1,661,882
                                                                                              -
    Net Loss from Operations                 (52,781)              (80,917)         (1,508,849)

    OTHER ITEMS
    Interest on PVT Loan                       12,693                                    12,693
    Other Income                                                        188              25,389
    Cancellation of Options                    49,500
    Interest Expense                         (14,476)              (11,661)           (269,957)
                                           $   47,717            $  11,473)       $    231,875)

    Loss from Continued operations            (5,064)              (92,390)         (1,740,724)

    Net Income (loss) from
    discontinued operations                         -                 1,051            (29,863)
                                                                                              -
    Net  Loss                                 (5,064)              (91,339)         (1,770,587)
                                                                                              -
    Other comprehensive income               (58,906)              (50,706)           (298,637)
                                                                                              -
                                                                                              0
    Net Loss and Comprehensive loss        $  63,970)            $ 142,045)       $  2,069,224)


    Basic and Diluted
    (Loss) per Share                       $    0.00)            $    0.02)       $       0.14)

    Weighted Average
    Number of Shares                       15,047,614             9,377,364          15,047,614


              See accompanying notes


Natco International Inc.
Development Stage Company
Interim Statements of Cash Flows
For the Three Months Ended June 30, 2007
Expressed in U.S. Dollars
Restated

                                                 Three Months     Three Months      (Inception)
                                                 Ended Jun 30     Ended Jun 30       June 30th
                                                     2007             2006             2007
                                                  Unaudited        Unaudited         Unaudited
                                                                                     Restated
 OPERATING ACTIVITIES
 Net (Loss)                                        $  (5,064)        $(91,339)      $(1,770,587)
 Adjustments to reconcile Net (Loss)
    Common Stock issued for Services                        -                -
    Depreciation                                            -              768            46,985
 Bad Debt                                                                                  1,672
 Write off of assets fom discontinued operations
 Interest due to related parties                       14,233           10,131            81,872
 Wages accrued to director                             17,044           16,729           483,545
 Cancelled stock based compensation                  (49,950)           49,950                 -
 Changes in Operating Assets and Liabilities
    (Increase)/Decrease in Accounts Receivable                                                 -
 Interest receivable                                 (13,086)                -          (13,086)
 Inventory                                                  -          (2,155)                 -
 Prepaid expense                                        8,029         (13,596)           (7,617)
    Increase/(Decrease) in Accounts Payable           (1,472)            9,624            78,988
    Increase/(Decrease) in Accrued Liabilities         13,268          (3,460)            25,482

 Net Cash Provided by Operating Activities           (16,998)         (23,348)       (1,072,746)

 Net cash provided by (used in )                        (232)          (6,885)            10,987
  Discontinued operations

                                                     (17,230)         (30,233)       (1,061,759)

 INVESTMENT ACTIVITIES
 Purchase of Equipment                                      -                -          (62,642)
 Loan to PVC                                        (955,000)                -         (955,000)

 Net Cash (Used) by Investment Activities           (955,000)                -       (1,017,642)

 FINANCING ACTIVITIES
 Bank Indebtedness                                      (366)              230            18,766
 Due to Related party                                 296,502           34,152           515,635
 Loans Payable                                        735,000                            735,000
 Proceeds from Subscriptions Receivable                     -           50,000            70,853
 Proceeds from sale of Common Stock                         -                -         1,037,784

 Net Cash Provided by Financing Activities          1,031,136           84,382         2,378,038

 Foreign Exchange                                    (58,906)         (54,149)         (298,637)

 Change in cash and cash equivalents                        -                -                 -

 Cash, Beginning of Period                                  -                -                 -

 Cash, End of Period                                  $     -           $    -         $       -

 SUPPLEMENTAL INFORMATION:
 Interest Paid                                      $     243         $  1,529       $   135,588
 Income Taxes Paid                                $       -             $    -         $       -

           See accompanying notes.
Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
June 30, 2007
(Expressed in US Dollars)
Restated
=============================================================================
1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) completing the proposed merger with Photo Violation Technologies Corp. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
June 30, 2007
(Expressed in US Dollars)
Restated
=============================================================================

3.    SIGNIFICANT EVENTS

i) On March 19, 2007 Company signed a binding Letter of agreement with Photo Violation Technologies Corp, a Canadian company that manufactures Parking Meters.

ii) On July 15, 2007 Natco and Photo violation Technologies extended the letter of Agreement from July 16, 2007 to October 31, 2007

iii) All issued options were cancelled on June 20, 2007. No new options will be issued until the reverse merger with Photo Violation Technologies Corp is completed.

iv) As of September 1, 2007 the company has leased offices at #204, 13569 - 76[th] Avenue, Surrey, BC, Canada. Total space is 750 square feet for
      total rent of $900.00 per month.  This lease will expire      on August
      31, 2012.

   v) The company appointed Capital Group Communications as the Investor Relations firm. The Company will pay them with restricted stock, in the amount of 1.5 Million Common Shares the Company.

   vi) These statements are being restated because the original manufacturing business was closed and written off in preparation for new business. The statements should have been done to reflect the development stage of the company, and that was not done. The mistake is being corrected.


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

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. Our deficit as of June 30, 2007 was $(1,770,587). This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewellery cleaner and tire sealants product lines since 1998 to 2005, but sales did not contributed a significant amount to offset expenses. In the three months ended June 30, 2007 compared to the three months ended June 30, 2007, we had net loss of $(63,970) and $(142,045) respectively. Consequently, we discontinued all manufacturing activities and are in the process of doing a reverse merger with photo Violation Technologies Corp of Vancouver, British Columbia, Canada

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. On March 19, the company announced the signing of a binding Letter of Agreement with PVT. On July 15, 2007 the Letter of Agreement was extended to October 31, 2007. A definitive agreement is expected to be signed by he end of August 2007

PVT is a private company with subsidiaries in Europe and Asia that has developed a patented, technologically innovative parking meter system - the PhotoViolationMeter(TM). This user friendly high tech meter will generate significantly more revenue than current parking meters through greatly improved compliance and zero double usage of time. The PhotoViolationMeter has already advanced to field trials and is being tested at the University of British Columbia Endowment Lands, Niagara Falls, New York, and at the Port of
San Francisco. Based on data provided by PVT, Sean Lanigan B.Eng. (Civil),
MBA, LL.B of Wishing Tree Inc. has established a fair market value for the PVT patent of $133 million USD. This value of the United Sates Patent does not include additional patents that have been issued and are still pending.


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

/s/Raj-Mohinder S. Gurm
-------------------------------------------------------------
Director, Chief Executive Officer and Chief Financial Officer August 20, 2008