Form 10QSB/A
period 2007-09-30
NATCO INTERNATIONAL INC.
filed 2008-08-25
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                               For the quarterly period ended September 30, 2007

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

Shares of $0.001 par value Common Stock outstanding at September 30, 2007:
19,197,614

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


Part 1 - FINANCIAL INFORMATION

ITEM 1.

Restated - August 20, 2008

NATCO INTERNATIONAL INC.
DEVELOPMENT STAGE COMPANY
INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Expressed in US Dollars)
Unaudited

                           Statement 1
Natco International Inc.
Development Stage Company
Interim Balance Sheets
As at September 30,2007
(Expressed in U.S. Dollars)
Restated
                                                     Sep-30            Mar-31
                                                       2007              2007
                                                (Unaudited)         (Audited)
 ASSETS

 CURRENT ASSETS
 Cash                                         $         -         $       -
 Accounts Receivable                                    -                 -
 Tax Receivable                                         -                 -
 Prepaid Assets                                      9,171            15,646
 Assets held in discontinued operations                                2,765
                                           -----------------------------------
 Total Current Assets                                9,171            18,411

 LONG TERM ASSETS
 Loan to PVT                                 $   1,300,000        $       -
 Interest Receivable on Loan to PVT                 44,100
 Product Rights                                          1                 1
                                           -----------------------------------

 Total Assets                                $   1,353,272       $    18,412
                                           -----------------   ---------------


 STOCKHOLDER LIABILITIES

 CURRENT LIABILITIES
 Bank Indebtedness                           $      23,109       $    19,132
 Accounts Payable                                  108,403            80,460
 Accrued Liabilities                                51,973            12,214
 Loan Payable                                    1,050,000                -
 Due to related Parties                          1,176,043           753,273
                                           -----------------------------------

 Total Current Liabilities                       2,409,528           865,079

                                           -----------------------------------
 Total Liabilities                               2,409,528           865,079
                                           -----------------   ---------------


 STOCKHOLDERS' EQUITY

 Authorised:
 5,000,000 preferred Shares,
 with a par value $0.001,
 50,000,000 common shares
 with a par value $0.001,
 Issued:
 Preferred shares - None
 Common shares - 19,197,614
 (2007 - 15,097,614) respectively
 Paid in Capital                                    19,197            15,047

 Additional Paid-in Capital                      1,092,740         1,072,687

 Share Subscriptions                                   -              70,853

 Other Comprehensive Income                       (361,470)         (239,731)

 Deficit Accumulated during Development
      Stage                                     (1,806,723)       (1,765,523)
                                           -----------------   ---------------

 Total Stockholders' Equity                     (1,056,256)         (846,667)
                                           -----------------   ---------------
 Total Liabilities and Stockholders' Equity
                                             $   1,353,272       $    18,412
                                           -----------------   ---------------


           See accompanying notes



                                            Statement 2
Natco International Inc
Development Stage Company
Interim Statements of Operations
For the Six Months Ended September 30
(Expressed in U.S. Dollars)
Restated

                                         Three Months      Three Months       Six Months        Six Months       Since Inception
                                          Ending Sept       Ending Sept       Ending Sept       Ending Sept      to September 30
                                              30                30                30                30
                                             2007              2006              2007              2006                2007
                                           Unaudited         Unaudited         Unaudited         Unaudited          Unaudited
                                           Restated          Restated                                                Restated
    INCOME
    Sales                                     $      -          $      -          $      -          $      -         $    392,635
                                                                                                                       $        -
    Cost of Sales                                    -                 -                 -                 -              239,602
                                                                                                                       $        -
    Gross Profit                              $      -          $      -          $      -          $      -         $    153,033

    OPERATING EXPENSES
    Advertising and Promotion                    9,254                 -            13,937                 -               82,090
    Amortisation                                                     831                               1,599               46,985
    Automotive                                                                                                             37,035
    Bad Debts                                                                                                               8,474
    Bank Charges                                   273               574               422             1,933               15,075
    Commissions                                                                                                             3,509
    Consulting Fees                                                                                                        17,980
    Insurance                                                                                                              17,481
    Legal and Accounting                         1,387            29,105            26,447            29,382              344,977
    Office and other                             2,161                65             2,294               689               55,783
    Rent                                         1,596             3,739             5,420             7,497              207,324
    Research and Development                                                                                              105,537
    Salaries and benefits                       17,894            16,641            34,938            83,320              651,527
    Telephone and Utilities                      1,127               615             3,015             1,423               55,648
    Travel and trade shows                                           168                 -             6,812               44,737
    Currency Exchange Loss (Gain)                    -                                   -                                    962
                                                                                                                                -
    Total Expenses                              33,692            51,738            86,473           132,655            1,695,124
                                                                                                                                -
    Net Loss from Operations                  (33,692)          (51,738)          (86,473)         (132,655)
                                                                                                                      (1,542,091)

    OTHER ITEMS
    Interest on PVT Loan                        28,247                              40,940                                 40,940
    Other Income                                                     (1)                                 187               25,389
    Cancellation of Options                        450                              49,950                                      -
    Interest Expense                          (28,161)          (11,824)          (42,637)          (23,485)            (298,118)
                                            $      536       $  (11,825)        $   48,253       $  (23,298)        $   (231,789)

   Loss from Continued Operations             (33,156)          (63,563)          (38,220)         (155,953)          (1,773,880)

    Net Income (loss) from
    discontinued operations (Note              (2,980)             (239)           (2,980)               812             (32,843)
    12)
                                                                                                                                -
    Net  Loss                                 (36,136)          (63,802)          (41,200)         (155,141)          (1,806,723)
                                                                                                                                -
    Other comprehensive income                (62,833)             1,345         (121,739)          (49,361)            (361,470)


    Net Loss and Comprehensive loss        $  (98,969)       $  (62,457)       $ (162,939)       $ (204,502)        $ (2,168,193)


    Basic and Diluted
    (Loss) per Share                       $    (0.01)       $    (0.00)       $    (0.01)       $    (0.01)        $      (0.11)

    Weighted Average
     Number of Shares                       19,197,614        15,047,614        19,197,614        15,047,614           19,197,614

                       See accompanying notes

                                               Statement 3
Natco International Inc.
Development Stage Company
Interim Statements of Cash Flows
For the Six Months Ended September 30,2007
(Expressed in U.S. Dollars)
Restated

                                                       Six Months         Six Months          (Inception)
                                                     Ending Sept 30     Ending Sept 30      Ending Sept 30
                                                          2007               2006                2007
                                                       Unaudited           Unaudited           Unaudited
                                                                                               Restated
OPERATING ACTIVITIES
Net (Loss)                                            $    (41,200)       $   (155,141)       $ (1,806,723)
Adjustments to reconcile Net (Loss)
   Common Stock issued for Services                               -                   -
   Depreciation                                                   -               1,599              46,985
Write off of assets from discontinued operations                                                      1,672
Interest due to related parties                              23,812              20,293              91,451
Wages accrued to director                                    34,938              33,370             501,439
Cancelled stock based compensation                         (49,950)              49,950
Changes in Operating Assets and Liabilities
   (Increase)/Decrease in Accounts Receivable                                         -                   -
Interest receivable                                        (44,100)                   -            (44,100)
Inventory                                                         -             (2,141)                   -
Prepaid expense                                               6,475                (28)             (9,171)
   Increase/(Decrease) in Accounts Payable                   27,943            (14,070)             108,403
   Increase/(Decrease) in Accrued Liabilities                39,759            (16,915)              51,973

Net Cash Provided by Operating Activities                   (2,323)            (83,083)         (1,058,071)

Net cash provided by (used in )                               2,765             (5,271)              13,984
 Discontinued operations

                                                                442            (88,354)         (1,044,087)

INVESTMENT ACTIVITIES
Purchase of Equipment                                             -                   -            (62,642)
Loan to PVC                                             (1,300,000)                   -         (1,300,000)

Net Cash (Used) by Investment Activities                (1,300,000)                   -         (1,362,642)

FINANCING ACTIVITIES
Bank Indebtedness                                             3,977               2,799              23,109
Due to Related party                                        364,020              88,339             583,153
Loans Payable                                             1,050,000                               1,050,000
Proceeds from Subscriptions Receivable                     (70,853)              50,000                   -
Proceeds from sale of Common Stock                           74,153                   -           1,111,937

Net Cash Provided by Financing Activities                 1,421,297             141,138           2,768,199

Foreign Exchange                                          (121,739)            (52,784)           (361,470)

Change in cash and cash equivalents                               -                   -                   -

Cash, Beginning of Period                                         -                   -                   -

Cash, End of Period                                      $        -         $         -         $         -

SUPPLEMENTAL INFORMATION:
Interest Paid                                          $     18,825       $       3,423       $     154,363
Income Taxes Paid                                        $        -         $         -         $         -

                        See accompanying notes

Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
September 30, 2007
(Expressed in US Dollars)
Restated
=============================================================================
1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

Natco International Inc.
Development Stage Company
Notes to Interim Financial Statements
September 30, 2007
(Expressed in US Dollars)
Restated
=============================================================================

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

vii) The company also hired Barry Davis and his group to do some Investor Relation work. They were issued 1,800,000 restricted common shares to seven different individuals.

viii) On October 31, 2007 Natco and Photo Violation Technologies extended the letter of agreement from October 31, 2007 to December 31, 2007.

ix) These statements are being restated because the original manufacturing business was closed and written off in preparation for new business. The statements should have been done to reflect the development stage of the company, and that was not done. The mistake is being corrected.


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

As of March 31, 2007, we had incurred a deficit of $(1,765,523) and $(1,530,951) as of March 31, 2006, which has continued to increase. Our deficit as of September 30, 2007 was $(1,806,723). This deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewellery cleaner and tire sealants product lines since 1998 to 2005, but sales did not contributed a significant amount to offset expenses. In the Six months ended September 30, 2007 compared to the Six months ended September 30, 2006, we had net loss of $(155,141) and $(41,200) respectively. Consequently, we discontinued all manufacturing activities and are in the process of doing a reverse merger with photo Violation Technologies Corp of Vancouver, British Columbia, Canada

On December 5, 2006, the company announced a Letter of Intent has been signed with Photo Violation Technologies Corp. ("PVT") of Vancouver, Canada that will lead to the shareholders of PVT holding 85% of the outstanding shares of NATCO at the conclusion of the transaction. The shareholders of NATCO will retain a 15% interest in the re-organized company. On March 19, the company announced the signing of a binding Letter of Agreement with PVT. On July 15, 2007 the Letter of Agreement was extended to October 31, 2007. On October 31, 2007 The Letter of agreement was further extended to December 31, 2007. A definitive agreement is expected to be signed by the end of November 2007.

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

During the six months ended September 30, 2007:

Natco used $3,422(2006 -$83,083) of cash to pay for its operating activities, primarily for general and administrative expenses such as SEC compliance, legal, accounting, and rent. Cash provided by debit financing activities was $3,977(2006 - $88,339), from unrelated Parties $1,050,000 loan, from related parties $364,020. The company loaned $1,300,000 to PVT as per our Letter of Agreement. The company owes $1,176,043 to related parties, the breakdown of which is listed in the financial statements,


   The Company has been sustaining a loss on operations of about $200,000 per year in the past two fiscal years. We plan to satisfy our current liabilities of $2,409,528 as of September 30, 2007 by converting most of our debt to equity and paying the balance of approximately $300,000 with additional financing. PVT will pay off all the money being lent to them after the RTO is completed. We estimate that if we can raise $600,000 in additional capital either through long term debt, equity or some combination, which is yet to be obtained then we can pay the current obligations we believe we need to pay, and have enough working capital until the RTO is completed. We believe this sum, less the payments we have indicated, would provide us with sufficient working capital to meet our obligation to complete the RTO Post RTO entity will need additional capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company issued the following unregistered securities in the six Months ended on September 30, 2007.

      Arsenio Buenaventure (1)        150,000 Shares
      Douglas Page (1)                 50,000 Shares
      Sohan Bains  (1)                150,000 Shares
      Barry Davis Roth IRA (2)        735,000 Shares
      Barry Davis (2)                 765,000 Shares
      Thomas Sweeney (2)              180,000 Shares
      Steve Nelson   (2)               30,000 Shares
      Irwin Kaufman  (2)               30,000 Shares
      Jack Stewert   (2)               30,000 Shares
      Doug Newman    (2)               30,000 Shares
      CG Communications (3)         1,500,000 Shares

   (1) These shares were issued to non-affiliate investors. The shares were issued in reliance upon the exemption from registration provided by
       Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering. for $0.10 per share.
   (2) These shares were issued to Barry Davis group for investor relation work for $100.00. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.
   (3) These shares were issued to CG communications for investor relation work for $1500.00. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

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

/s/Raj-Mohinder S. Gurm
---------------------------------------------------
Director, CEO and CFO            August 22, 2008