Form 10QSB/A
period 2007-12-31
NATCO INTERNATIONAL INC.
filed 2008-08-25
CIK 1172069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

Annual Report Under Section 13 OR 15(d)of The Securities Exchange Act of 1934

                                For the quarterly period ended December 31, 2007

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

Shares of $0.001 par value Common Stock outstanding at December 30, 2007:
20,447,614

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

      DC Consulting (1)       1,250,000 Shares

   (1) These shares were issued to DC Consulting for consulting work for $0.001 per share. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

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

/s/Raj-Mohinder S. Gurm
- ------------------------------------------
Director, CEO and CFO        August 22, 2008