Form 10-Q
period 2008-09-30
NATCO INTERNATIONAL INC.
filed 2008-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-91190

NATCO INTERNATIONAL INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Unit 204, 13569 – 76 Avenue Surrey, British Columbia, Canada, V3W 2W3
(Address of principal executive offices)
(604) 592-0047
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ X ] No

As of September 30, 2008 the Issuer had 26,747,614shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Natco International, Inc. (the "Company"), a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSBfor the fiscal year ended March 31, 2008.

NATCO INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3- 4

Statements of Operations	5-6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-10

 NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

INTERIM BALANCE SHEETS

AS AT SEPTEMBER 30, 2008

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	September 30	March 31
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Inventory	-	-
Prepaid Assets	5,474	4,234
Assets held in discontinued operations	-	-
Total Current Assets	5,474	4,234

Long Term Assets
Loan to PVT	$ 1,485,000	$ 1,485,000
Interest Receivable on Loan to PVT	139,961	95,099
Product Rights	1	1

Total Assets	$ 1,630,436	$ 1,584,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Indebtedness	$ 15,542	$ 20,171
Accounts Payable	67,900	93,210
Accrued Liabilities	80,497	92,344
Loan Payable	466,596	403,490
Due to related Parties	799,543	811,288

Total Current Liabilities	1,430,078	1,420,503

Total Liabilities	1,430,078	1,420,503

Continued Operations
Discontinued Operations
Subsequent events

Stockholders' Equity

Authorized:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:
Common shares - 26,747,614
(2007 - 20,447,614) respectively
Paid in Capital -Statement 3	26,747	20,447

Additional Paid-in Capital -Statement 3	2,411,440	1,092,740

Share Subscriptions	-	1,384,277

Other Comprehensive Income - Statement 3	(317,320)	(432,465)

Deficit Accumulated during Development Stage	(1,920,509)	(1,901,168)

Total Stockholders' Equity	200,358	163,831

Total Liabilities and Stockholders' Equity	$ 1,630,436	$ 1,584,334

	$ -

See accompanying notes

NATCO INTERNATIONAL INC

DEVELOPMENT STAGE COMPANY

INTERIM STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Six Months Ending September 30, 2008	Six Months Ending September 30, 2007	Since Inception to September 30, 2008

Income
Sales	$ -	$ -	$ -	$ -	$ 392,635
					$ -
Cost of Sales	-	-	-	-	239,602
					$ -
Gross Profit	$ -	$ -	$ -	$ -	$ 153,033

Operating Expenses
Advertising and Promotion	550	9,254	2,207	13,937	89,203
Amortization					46,985
Automotive					37,035
Bad Debts					8,474
Bank Charges	778	273	1,500	422	17,269
Commissions					3,509
Consulting Fees					17,980
Insurance					17,481
Legal and Accounting	5,355	1,387	10,969	26,447	397,398
Office and other	552	2,161	1,333	2,294	64,322
Rent	2,696	1,596	5,382	5,420	217,530
Research and Development					105,537
Salaries and benefits	17,591	17,894	35,181	34,938	756,118
Telephone and Utilities	320	1,127	1,624	3,015	59,122
Travel and trade shows			-	-	46,386
Currency Exchange Loss (Gain)	-	-	-	-	554
					-
Total Expenses	27,842	33,692	58,196	86,473	1,884,903
					-
Net Loss from Operations	(27,842)	(33,692)	(58,196)	(86,473)	(1,731,870)

Other Items
Interest on PVT Loan	23,722	28,247	48,231	40,940	142,786
Other Income					25,389

Cancellation of Options		450		49,950	49,950
Interest Expense	(2,390)	(28,161)	(9,376)	(42,637)	(373,921)
	$ 21,332	$ 536	$ 38,855	$ 48,253	$ (155,796)

Loss from Continued operations	(6,510)	(33,156)	(19,341)	(38,220)	(1,887,666)

Net Income (loss) from
discontinued operations		(2,980)		(2,980)	(32,843)
					-
Net Loss	(6,510)	(36,136)	(19,341)	(41,200)	(1,920,509)
					-
Other comprehensive income	107,342	(62,833)	115,145	(121,739)	(317,320)

Net Loss and Comprehensive loss	$ 100,832	$ (98,969)	$ 95,804	$ (162,939)	$ (2,237,829)

Basic and Diluted
(Loss) per Share	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ (0.08)

Weighted Average
Number of Shares	26,747,614	19,197,614	26,747,614	19,197,614	26,747,614

See accompanying notes

NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	(Inception) September 30, 2008

Operating Activities
Net (Loss)	$ (19,341)	$ (41,200)	$ (1,920,509)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	-	-
Depreciation	-	-	46,985
Write off of assets from discontinued operations			32,843
Interest due to related parties	8,756	23,812	123,625
Wages accrued to director	35,181	34,938	552,424
Cancelled stock based compensation	-	(49,950)
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(44,862)	(44,100)	(139,961)
Inventory	-	-	-
Prepaid expense	(1,240)	6,475	(5,474)
Increase/(Decrease) in Accounts Payable	(25,310)	27,943	67,900
Increase/(Decrease) in Accrued Liabilities	(11,847)	39,759	80,497

Net Cash Provided by Operating Activities	(58,663)	(2,323)	(1,161,670)

Net cash provided by (used in ) Discontinued operations	-	2,765	(31,984)

	(58,663)	442	(1,193,654)

Investment Activities
Purchase of Equipment	-	-	(62,642)
Loan to PVC	-	(1,300,000)	(1,485,000)

Net Cash (Used) by Investment Activities	-	(1,300,000)	(1,547,642)

Financing Activities
Bank Indebtedness	(4,629)	3,977	15,542

Due to Related party	(55,682)	364,020	138,291
Loans Payable	63,106	1,050,000	466,596
Proceeds from Subscriptions Receivable	(1,384,277)	(70,853)	-
Proceeds from sale of Common Stock	1,325,000	74,153	2,438,187

Net Cash Provided by Financing Activities	(56,482)	1,421,297	3,058,616

Foreign Exchange	115,145	(121,739)	(317,320)

Change in cash and cash equivalents	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ 620	$ 18,825	$ 140,623
Income Taxes Paid	$ -	$ -	$ -

See accompanying notes

NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(EXPRESSED IN US DOLLARS)

=====================================================================

1.

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.

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

3.

SIGNIFICANT EVENTS

i)  On Feb 19, 2008 Company signed a binding Letter of agreement with Lassen Energy, Inc. (LEI), a US company that manufactures Solar Panels.

ii) On April 18, 2008 Natco and LEI entered into a binding definitive agreement to merge by way of share exchange.

iii) On August 11, 2008 Natco and LEI extended the agreement by 90 days and are currently in the process of working out details of closing.

iv) On September 3, 2008, the company issued 6.3 million common shares to six following companies for debt conversion:

Angel International Acquisitions S.A.	1,115,000 Shares
Beta Industries S.A.	915,000 Shares
Micro-tech Industries Ltd.	1,010,000 Shares
Cavern Holdings Ltd.	715,000 Shares
Whonon Trading S.A.	1,520,000 Shares
Gibraltar Management Foundation Inc	1,025,000 Shares

These shares were issued to non-affiliate Companies for debt conversion. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering for $0.21 per.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background and Overview

The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.

Natco International, Inc. (the “Company”) has been in existence as a company (including our predecessor British Columbia Corporation) since 1990. However, we began to concentrate on our Chemical Manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We never made a profit on Chemical Manufacturing operations.

As of September 30, 2008, we had incurred a deficit of $(1,920,509) and $(1,901,168) as of March 31, 2008, which has continued to increase; this deficit includes losses incurred by our predecessor over the several years of our development. Most of our losses have been recent and incurred in the development of our chemical product lines. As an example, our deficit as of October 31, 1998 was approximately $(130,000). We had sales in both the jewelry cleaner and tire sealants product lines since 1998 to 2005, but sales did not contribute a significant amount to offset expense. In the 6 months ended September 30, 2008 compared to the 6 months ended September 30, 2007, we had net loss of $(19,341) and $(41,200) respectively. Consequently, we discontinued all manufacturing activities and signed a reverse merger agreement with photo Violation Technologies Corp (PVT) of Vancouver, British Columbia, Canada on March 16, 2007.

The merger agreement with PVT fell through and we have signed a binding definitive agreement with Lassen Energy, Inc. of California to do a reverse merger by way of share exchange.

Results of Operations

Six month period ended September 30, 2008

The company is in the process of doing a reverse merger with Lassen Energy, Inc and the assets consist of Loan to PVT in the amount of $1,485,000 plus interest and the share exchange agreement with Lassen Energy and stored equipment and inventory from previous business.

Consequently we had no sales in the six month period ended September 30, 2008. Therefore, it is not meaningful to compare our results of operations to our prior year since our prior year's operations have been discontinued.

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

As of September 30, 2008, the Company has a debt of $1,430,078.  Most of the debt is to parties related to current management of Natco. By the time the merger between Lassen and Natco is completed, the current management will pay out all debts to non-related parties. As a result all debts will be owed to current management group.  The amount of debt will be roughly same as the money owed to Natco by PVT. If Natco is successful in recovering this money from PVT, the debts will be paid out but if unsuccessful all debts will be written off. Current management will indemnify the post merger company and its management.  Post Merger Company will raise 10 to 20 million dollars to execute their business plan.  None of this money will be used to retire current debt.

Our estimated fixed costs at this time are approximately $5400 per month; not including the legal expense of law suit against PVT, but does includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month until additional funding is in place.

We are currently suing PVT for the money it owes us ($1,485,000) plus Interest and damages. If this money is paid back we will not need any financing.  All debts could be paid and we will have enough working capital to sustain us for the next 12 months.

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

Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31, 2008 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Subsequent Event

The Company and Lassen Energy, Inc. are in the process of negotiating the terms of their business relationship.  As a result of the negotiations, the business transaction between the Company and Lassen Energy, Inc. may not be in the form of a reverse merger transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In May 2007 the company took a local brokerage house to court on behalf of itself and its shareholders.  This action was taken because the Company and some shareholders had a reason to believe that this particular Brokerage house was lending the shares to another broker Dealer for the purpose of shorting.  When the shareholders demanded that their shares be converted to share certificates, the brokerage house did not produce the certificates in a reasonable time period.  The Company went to Supreme Court of British Columbia to force them to a) deliver the share certificates to shareholders, b) to stop lending out our shares, c) to stop shorting of the Company's shares.  The Company managed to accomplish all three because the judge agreed with the Company and an order was issued to deliver the shares to shareholders immediately.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT has breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the company extended the law suit to include, the other two directors and one employee. In March PVT countersued Natco, One director of the company and two associates of the company, claiming breach of contract.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued the following unregistered securities in the six months ended on September 30, 2008:

•

Angel International Acquisitions S.A. (1)           1,115,000 Shares

•

Beta Industries S.A. (1)

                   915,000 Shares

•

Micro-tech Industries Ltd.  (1)

   1,010,000 Shares

•

Cavern Holdings Ltd. (1)

     715,000 Shares

•

Whonon Trading S.A.(1)                                   1,520,000 Shares

•

Gibraltar Management Foundation Inc. (1)        1,025,000 Shares

(1)

These shares were issued to non-affiliate Companies for debt conversion. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering for $0.21 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of the exchange act, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Natco International, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 19, 2008

 Title: Chief Executive Officer & CFO

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm

-------------------------------------------------------------

Director, CEO and CFO             November 19, 2008