Form 10-Q
period 2008-12-31
NATCO INTERNATIONAL INC.
filed 2009-02-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(888) 945-4440
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

As of January 31, 2009 the Issuer had 35,663,485 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Natco International, Inc. (the "Company" or “Natco”)), a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB for the fiscal year ended March 31, 2008.

NATCO INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3- 4

Statements of Operations	5-7

Statements of Cash Flows	8-9

Notes to Unaudited Financial Statements	10-11

 NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

INTERIM BALANCE SHEETS

AS AT DECEMBER 31, 2008

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	December 31	March 31
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Inventory	-	-
Prepaid Assets	8,352	4,234
Assets held in discontinued operations	-	-
Total Current Assets	8,352	4,234

Long Term Assets
Loan to PVT	$ 1,485,000	$ 1,485,000
Interest Receivable on Loan to PVT	148,135	95,099
Product Rights	1	1

Total Assets	$ 1,641,488	$ 1,584,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Indebtedness	$ 17,889	$ 20,171
Accounts Payable	65,864	93,210
Accrued Liabilities	70,333	92,344
Loan Payable	447,772	403,490
Due to related Parties	711,302	811,288

Total Current Liabilities	1,313,130	1,420,503

Total Liabilities	1,313,130	1,420,503

Continued Operations
Discontinued Operations

Subsequent events

Stockholders' Equity
Authorized:
50,000,000 Common Shares, with a par value $0.001
5,000,000 preferred shares with a par value $0.001
Issued:
Common shares - 26,747,614
(2007 - 20,447,614) respectively
Paid in Capital	26,747	20,447

Additional Paid-in Capital	2,411,440	1,092,740

Share Subscriptions	-	1,384,277

Other Comprehensive Income	(152,189)	(432,465)

Deficit Accumulated during Development Stage	(1,957,640)	(1,901,168)

Total Stockholders' Equity	328,358	163,831

Total Liabilities and Stockholders' Equity	$ 1,641,488	$ 1,584,334

	$ -

See accompanying notes

NATCO INTERNATIONAL INC

DEVELOPMENT STAGE COMPANY

INTERIM STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	Three Months Ended December, 31 2008	Three Months Ended December 31, 2007	Nine Months Ending December 31, 2008	Nine Months Ending December 31, 2007	Since Inception To December 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Sales	$ -	$ -	$ -	$ -	$ 392,635

Cost of Sales	-	-	-	-	239,602
					$ -
Gross Profit	$ -	$ -	$ -	$ -	$ 153,033

Operating Expenses
Advertising and Promotion	2,732	3,677	4,939	17,614	91,935
Amortization					46,985
Automotive					37,035
Bad Debts					8,474
Bank Charges	17	196	1,517	618	17,286
Commissions					3,509
Consulting Fees	3,141		3,141	-	21,121
Insurance					17,481
Legal and Accounting	15,958	23,021	26,927	49,468	413,356
Office and other	550	6,288	1,883	8,582	64,872
Rent	1,676	1,896	7,058	7,316	219,206
Research and Development					105,537
Salaries and benefits	10,927	18,325	46,108	53,263	767,045
Telephone and Utilities	331	1,095	1,955	4,110	59,453
Travel and trade shows		1,615	-	1,615	46,386
Currency Exchange Loss (Gain)	-	-	-	-	1,098
					-
Total Expenses	35,332	56,113	93,528	142,586	1,920,779
					-
Net Loss from Operations	(35,332)	(56,113)	(93,528)	(142,586)	(1,767,746)

Other Items
Interest on PVT Loan	4,805	25,517	53,036	66,457	148,135

Other Income					25,389
Cancellation of Options				49,950	49,950
Interest Expense	(6,604)	(33,111)	(15,980)	(75,748)	(380,525)
	$ (1,799)	$ (7,594)	$ 37,056	$ 40,659	$ (157,051)

Loss from Continued operations	(37,131)	(63,707)	(56,472)	(101,927)	(1,924,797)

Net Income (loss) from
discontinued operations				(2,980)	(32,843)
					-
Net Loss	(37,131)	(63,707)	(56,472)	(104,907)	(1,957,640)
					-
Other comprehensive income	165,131	(97,172)	280,276	(218,912)	(152,189)

Net Loss and Comprehensive loss	$ 128,000	$ (160,879)	$ 223,804	$ (323,819)	$(2,109,829)

Basic and Diluted
(Loss) per Share	$ 0.00	$ (0.01)	$ 0.01	$ (0.01)	$ (0.08)

Weighted Average
Number of Shares	26,747,614	20,447,614	26,747,614	20,447,614	26,747,614

See accompanying notes

NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2008

(EXPRESSED IN U.S. DOLLARS)

CONDENSED AND CONSOLIDATED

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	(Inception) December 31, 2008

Operating Activities	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss)	$ (56,472)	$ (104,907)	$ (1,957,640)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	-	-
Depreciation	-	-	46,985
Write off of assets from discontinued operations			32,843
Interest due to related parties	15,264	56,351	109,523
Wages accrued to director	46,108	53,263	497,424
Cancelled stock based compensation	-	(49,950)
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		2,765	-
Interest receivable	(53,036)	(70,687)	(148,135)
Inventory	-	-	-
Prepaid expense	(4,118)	7,007	(8,352)
Increase/(Decrease) in Accounts Payable	(27,346)	19,406	65,864
Increase/(Decrease) in Accrued Liabilities	(22,011)	70,080	70,333

Net Cash Provided by Operating Activities	(101,611)	(13,692)	(1,291,155)

Net cash provided by (used in ) Discontinued operations	-	(2,980)	(31,984)

	(101,611)	16,672	(1,323,139)

Investment Activities
Purchase of Equipment	-	-	(62,642)
Loan to PVT	-	(1,485,000)	(1,485,000)

Net Cash (Used) by Investment Activities	-	(1,485,000)	(1,547,642)

Financing Activities
Bank Indebtedness	(2,282)	4,136	17,889
Due to Related party	(161,358)	(40,084)	119,152
Loans Payable	44,252	1,751,981	447,742

Proceeds from Subscriptions Receivable	(1,384,277)	75,404	-
Proceeds from sale of Common Stock	1,325,000	70,853	2,438,187

Net Cash Provided by Financing Activities	(178,665)	1,720,584	3,022,970

Foreign Exchange	280,276	(218,912)	(152,189)

Change in cash and cash equivalents	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ 873	$ 19,397	$ 141,496
Income Taxes Paid	$ -	$ -	$ -

See accompanying notes

NATCO INTERNATIONAL INC.

DEVELOPMENT STAGE COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2008

(EXPRESSED IN US DOLLARS)

=====================================================================

1.

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) completing the proposed Licensing Agreement with Lassen Energy Inc. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

v)   On November 28, 2008, the Company cancelled the April 18, 2008 agreement and signed a new Licensing agreement with LEI.  This agreement gives NATCO the rights to Manufacture and setup power plants in the countries of India, Canada, and State of Hawaii. Simultaneously with execution of the License Agreement, the Company also executed a Share Transfer Agreement with Lassen pursuant to which it agreed to issue Lassen a total of 8,915,871 shares of its common stock, representing approximately 25% of the Company’s issued and outstanding common stock, in exchange for the issuance by Lassen to the Company of approximately 25,252,500 shares of common stock of Lassen, representing approximately 25% of the issued and outstanding common stock of Lassen.  The shares are required to be issued when all conditions precedent, including payment in full by the Company of an initial license fee of $1,000,000, have been satisfied.

4.

SUBSEQUENT EVENTS

a)

The Company closed the agreement signed with LEI on January 8th, 2009.  US$200,000 was paid to LEI as per agreement to close the Licensing agreement. Another $800,000 needs to be paid to LEI in 60 days for the rights.

b)

US$215,500 was raised by way of a private placement to close the Licensing Agreement with LEI.  The Company sold   718,333 units consisting of one Natco common share at $0.30 and one warrant to acquire one Natco common share at $0.42.

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

Background and Overview

Natco International, Inc. has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990. We began to concentrate on chemical manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have never made a profit on chemical manufacturing operations.  In the last twelve months, the Company has phased out its chemical manufacturing operations.  As discussed more fully below, Nacto’s current business operations are focused on the manufacturing, distribution and sales of solar panels.

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, Natco entered into: i) an Agreement (the “Share Transfer Agreement”) with Lassen Energy, Inc. “(Lassen”) a California corporation, for the transfer of shares of common stock; and ii) an Intellectual Property License Agreement (the “License Agreement”) with Lassen, DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”)).  Pursuant to the License Agreement, Lassen and DBK agreed to provide Natco with several licenses (the “Licenses”) relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of solar panels developed by Lassen and DBK (the “Lassen Solar Panel”) throughout the Nations of India and Canada, and the State of Hawaii (the “Licensed Territories”).  The consideration to be paid by Natco to Lassen for the Licenses is a fee of US $1,000,000 (the “License Fee”) together with a 2% royalty on gross revenues received by Natco from future sales of Lassen Solar Panels.  Pursuant to the terms of the License Agreement, the License Fee is required to be paid in two installments.   The first $200,000 installment (the “Initial Payment”) of the License Fee was due and paid on January 15, 2009, subsequent to the fiscal period ended December 31, 2008.  The balance of the License Fee, which will be $800,000, is due and payable within 60 days following the payment of the Initial Payment. In the event that we are unable to make a timely payment of the $800,000, the Licenses granted pursuant to the License Agreement would become suspended.  Once suspended, we would then have a period of 90 days in which to tender the remaining $800,000 due under the License Agreement.  In the event that we failed to make the $800,000 payment during the 90 day suspension period, Lassen and DBK would have the option to terminate the License Agreement.

As a result of the entry into the Licensing Agreement, Natco will first focus its efforts on obtaining the funds necessary to pay the balance of the License Fee. Assuming the Company is able to fulfill its initial obligation under the License Agreement to complete payment of the License Fee, it thereafter intends to begin to focus its efforts on the production, distribution and sales of the Lassen Solar Panel in the Licensed Territories.

The Lassen Solar Panel is still in the developmental stage.  Once the Lassen Solar Panels receives Underwriters Laboratories, Inc. (“UL”) Certification indicating that the Lassen Solar Panel is ready for commercial distribution, Natco will begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  Natco anticipates that the facilities will be established and operational within approximately three (3) years of the receipt of UL Certification.

During the fiscal year ending March 31, 2009, the Company anticipates that it will continue to work on the production and sales of the Lassen Solar Panel in the Licensed Territories pursuant to its rights under the License Agreement.  Additionally, the Company is currently in negotiations with government of Punjab, India to build a 200 Mega Watt power plant in that state.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the period ended December 31, 2008. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the period ended December 31, 2008, Natco did not experience any sales or generate any revenues.  As of December 31, 2008, the Company’s balance sheet reflects total assets of $1,641,488 which primarily consists of a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000, and an interest receivable on the loan in the amount of $148,135.  As of December 31, 2008, the Company’s balance sheet reflects total current liabilities of $1,313,130.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $1,957,640.

Additionally, as noted above, the balance of the License Fee, which is $800,000, is due and payable within 60 days following the payment of the Initial Payment which occurred on January 15, 2009. In the event that we are unable to make a timely payment of the $800,000 the Licenses granted pursuant to the License Agreement would become suspended.  Once suspended, we would then have a period of 90 days in which to tender the remaining $800,000 due under the License Agreement.  In the event that we failed to make the $800,000 payment during the 90 day suspension period, Lassen and DBK would have the option to terminate the License Agreement.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the $800,000 to cover the final payment that will need to be paid pursuant to the terms of the License Agreement. Natco has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure does not include the legal expense of law suit against PVT, but does include $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and an additional $800,000 to cover the payment under the License Agreement.  We are currently suing PVT for the money it owes us ($1,485,000) plus Interest and damages. If this money is paid back we will not need any financing.  All debts could be paid and we will have enough working capital to sustain us until approximately June 30, 2009.

Additionally, the Company anticipates that it will attempt to raise 2 to 3 million dollars through the sale of the Company’s securities to both cover the Company’s operating expenses, and to make the $800,000 payment pursuant to the License Agreement.  If successful in our anticipated fundraising efforts, we will be able to pay all of the Company debt, comply with the terms of the License Agreement, and have additional working capital.  We have had negotiations with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to complete one or both financings.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not been identified as yet.

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

Subsequent Event

On December 18, 2009, the Company initiated a Private Placement Offering, which was subsequently closed on January 8, 2009, pursuant to which the Company raised $215,500 through the sale of 718,333 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock (the “Common Stock”) and one Warrant (the “Warrants”). One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up to January 9, 2012.  Subsequent to the period ended December 31, 2009, the Company used the proceeds that it collected from the Private Placement Offering to make the Initial Payment of $200,000 pursuant to the License Agreement discussed above.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme

Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT has breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the Company extended the law suit to include, the other two directors and one employee. In March PVT countersued Natco, One director of the Company and two associates of the Company, claiming breach of contract. In November 2008, the Company launched another law suit against PVT for spreading misinformation about the Company through a number of websites.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued the following unregistered securities in the three months ended on December 31, 2008:

•

Angel International Acquisitions S.A. (1)           1,115,000 Shares

•

Beta Industries S.A. (1)

                   915,000 Shares

•

Micro-tech Industries Ltd.  (1)

   1,010,000 Shares

•

Cavern Holdings Ltd. (1)

     715,000 Shares

•

Whonon Trading S.A.(1)                                   1,520,000 Shares

•

Gibraltar Management Foundation Inc. (1)        1,025,000 Shares

•

Lassen Energy, Inc. (2)

   8,915,871 Shares

(1)

These shares were issued to non-affiliate Companies for debt conversion. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering for $0.21 per share.

(2)

These shares were issued to Lassen Energy, Inc. pursuant to the terms of the Share Transfer Agreement dated November 21, 2008 with Lassen Energy, Inc.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

On December 18, 2009, the Company initiated a Private Placement Offering which was subsequently closed on January 8, 2009, pursuant to which the Company raised $215,500 through the sale of 718,333 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up until January 9, 2012.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D of the Securities Act of 1933 (the “1933 Act”), the securities laws of certain states, and Regulation S under the 1933 Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

 Date: February 19, 2009

 Title: Chief Executive Officer & CFO

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Raj-Mohinder S. Gurm

-------------------------------------------------------------

Director, CEO and CFO             February 19, 2008