Form 10-K
period 2009-03-31
P2 Solar, Inc.
filed 2009-07-15
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

P2 SOLAR, INC.

 (Exact name of registrant as specified in its charter)

Delaware	333-91190	98-0234680
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
UNIT 204, 13569 - 76 AVENUE SURREY, BRITISH COLUMBIA, CANADA, V3W 2W3
(Address of principal executive offices)
Registrant’s telephone number, including area code: (604) 592-0047

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [ ]Yes [X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of March 31, 2009, the Company had 36,381,817 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Organizational Development

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the manufacturing, distribution and sales of solar panels.

The Company was initially organized under the laws of British Columbia, Canada, on November 21, 1990 as Spectrum Trading Inc. The Company’s initial business plan was to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997.  In 1997, the Company began a chemical manufacturing business.  On May 14, 1999, pursuant to Section 388 of the Delaware General Corporation Law, the Company domesticated to Delaware and began a chemical manufacturing business; these operations were phased out in the end of 2008.  Subsequent to the Company’s domestication to Delaware, on Jun 3, 2004, the Company changed its name to Natco International, Inc. On March 11, 2009, the Company changed its name to P2 Solar, Inc.

Business of the Company

As noted above, current business operations of the Company are focused on the manufacturing, distribution and sales of solar panels.  As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, in furtherance of its business operations focused on the manufacture, distribution and sales of solar panels, the Company entered into: i) an Agreement (the “Share Transfer Agreement”) with Lassen Energy, Inc. “(Lassen”) a California corporation, for the transfer of shares of common stock; and ii) an Intellectual Property License Agreement (the “License Agreement”) with Lassen, DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”)). Both the Share Transfer Agreement and the License Agreement are discussed in detail below.

Share Transfer Agreement

On November 21, 2008, the Company entered into a Share Transfer Agreement with Lassen, pursuant to which, the Company agreed to issue to Lassen a total of 8,915,871 shares of its common stock, representing approximately 25% of the issued and outstanding common stock of the Company, in exchange for the issuance by Lassen to the Company of approximately 25,252,500 shares of common stock of Lassen, representing approximately 25% of the issued and outstanding common stock of Lassen. Closing under the Share Transfer Agreement occurred on January 15, 2009.  (Subsequent to the period ended March 31, 2009, the parties entered into an agreement terminating the Share Transfer Agreement; please refer to the section below entitled Subsequent Events for more information on this issue).

License Agreement

As noted above, in conjunction with the entry into the Share Transfer Agreement, the Company entered into a License Agreement.  On November 21, 2008, the Company entered into a License Agreement with Lassen and DBK pursuant to which Lassen and DBK agreed to provide the Company with several licenses relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of solar panels developed by Lassen (the “Lassen Solar Panels”) throughout the Nations of India and Canada, and the State of Hawaii (the “Licensed Territories”).  Specifically, Lassen and DBK granted the Company licenses relating to: i) the manufacture, assembly, and sale of Lassen

Solar Panels throughout the Licensed Territories; ii)  utilization of the Lassen Solar Panels in any and all applications above one (1) Mega Watt throughout the Licensed Territories;  iii) the sale and distribution of the Lassen Solar Panels for any and all applications above one (1) Mega Watt throughout the Licensed Territories; iv) the sale and distribution of the Lassen Solar Panels for uses equal to or below one (1) Mega Watt to DBK Corp or its dealer network; and v)  the right to acquire distribution rights for the sale of Lassen Solar Panels under one (1) Mega Watt in the Licensed Territories (all of which are collectively referred to as the “Licenses”).

The consideration to be paid by the Company to Lassen for the Licenses is a fee of US $1,000,000 (the “License Fee”) together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels.  Pursuant to the terms of the License Agreement, the License Fee is to be paid in two installments.  The first $200,000 installment (the “Initial Payment”) of the License Fee was paid on January 7, 2009.  The balance of the License Fee of $800,000, was due and payable on or before March 8, 2009. On April 20, 2009, the Company made a payment of $30,000 towards the $800,000 due and owning under the License Agreement.  However, the Company was unable to make any additional payments towards the remaining balance of $770,000 due under the License Agreement.  As a result, pursuant to the terms of the License Agreement, the Licenses granted under the License Agreement were temporarily suspended.  (Subsequent to the period ended March 31, 2009, the parties entered into an agreement removing the suspension on the Licenses and modifying the payment structure of the License Fee under the License Agreement; please refer to the section below entitled Subsequent Events for more information on this issue).

The Lassen Solar Panel is still in the developmental stage.  Pursuant to the terms of the License Agreement, once the Lassen Solar Panels receives Underwriters Laboratories, Inc. (“UL”) Certification indicating that the Lassen Solar Panel is ready for commercial distribution, the Company will begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  the Company anticipates that the facilities will be established and operational within approximately one (1) years of the receipt of UL Certification.  the Company anticipates that the facilities will be established and operational within approximately one (1) years of the receipt of UL Certification.

Additionally, pursuant to the terms of the License Agreement and the Share Transfer Agreement, Lassen has agreed to certain restrictions on Lassen’s use of the License Fee.  Specifically, Lassen has agreed that the License Fee must be used, among other things, for the development and UL Certification of the Lassen Solar Panel.

The foregoing descriptions of the Share Transfer Agreement and the License Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Share Transfer Agreement and the Amendment to the Share Transfer Agreement, and the License Agreement and the Amendment to the License Agreement which were filed as Exhibits 10.10.2, 10.11, 10.12, and 10.13 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and are available upon request.

Additional Business Operations

In addition to the Company’s business operations relating to the Lassen Solar Panels, the Company is currently in negotiations with government of Punjab, India to build a 200 Mega Watt power plant in that state.  As of the date of this Form 10-K, the Company has received written approval from the government of Punjab, India to build 25 Mega Watt power plant, which will serve as the first phase of the larger 200 Mega Watt plant in Punjab, India.  No contract has been signed regarding the construction of the power plant.  The Company anticipates that the parties will enter into a contract memorializing the terms of the transaction.  Once a formal contract is entered into, the Company will begin taking the necessary steps to raise the appropriate funds to begin the process of constructing the 25 Mega Watt power plant.  In the event the Lassen Solar Panel is ready for commercial applications when the Company begins construction on the 25 Mega Watt power plant, the Company anticipates utilizing the Lassen Solar Panel in the project.  However, if the Lassen Solar Panel is not yet ready for commercial applications, the Company will utilize currently available commercial solar panels for the construction of the project.

Products

The Lassen Solar Panels are currently in the development stage and are not yet ready for commercial distribution.  Lassen is in the process of obtaining UL Certification for the Lassen Solar Panel.  The Lassen Solar Panels contain components which make use of a patent pending application of a technology called Multiple Energy Levels or MEL, which configures photovoltaic cells (PV) as a series of transistors instead of as diodes. The technology takes wavelength frequency to move a bucket of electrons through the junctions, which greatly improves photovoltaic efficiency. The panels use this increased efficiency as a catalyst to generate, in current prototypes, 400 watts per panel, with construction of new panels currently underway that are designed to produce 2000 to 3000 watts per panel.  A photovoltaic device (generally called a solar cell) consists of layers of semiconductor materials with different electronic properties. In a Lassen Solar Panel there are two parts. Part A, which we call “the cornerstone”, is a multi-junction, multi-layer device. Part B, which we call “the legacy”, has previously stored energy in it. Part A and B are tied together in a photosynthesis arrangement to release in excess of 2000 watts of energy.

Testing was conducted over a multiple day period by using one Lassen Solar Panel prototype measuring 62.5 x 32.5x3.5 inches. As part of the test, six (6)-half (1/2) horsepower Dayton motors and four (4)-500 watt Lithonia lights were attached to the panel. Measurements averaged 13 amps and 208 volts, which calculates to 2704 watts, with peaks over 3000 watts.

Photovoltaic solar power is a renewable energy. Compared to nonrenewable sources such as coal, gas, oil, and nuclear, the perceived advantages are: it's non-polluting, has no moving parts to break down, and does not require much maintenance. A very important characteristic of PV power generation is that it does not require a large-scale installation to operate as conventional power generation stations. Power generators can be installed in a distributed fashion, on each house or business or school, using area that is already developed, and allowing individual users to generate their own power, quietly and safely.  Rooftop power can be added as more homes or businesses are added to a community, thereby allowing power generation to keep in step with growing needs without having to overbuild generation capacity as is often the case with conventional large scale power systems.

Customers

Due to the fact that the Lassen Solar Panel is still in the developmental stage, we do not currently have any customers.  However, once we begin manufacturing, distributing and selling the Lassen Solar Panel in the Licensed Territories, our initial primary customer will consist of DBK Corp.  Pursuant to the terms of the License Agreement, the Company has the right, but not the obligation, to require DBK Corp. to purchase not less than 91% of the Lassen Solar Panels produced by the Company each quarter.  In addition to DBK Corp., we anticipate the additional customers will consist of private individuals, companies, as well as governmental entities in the Licenses Territories.

Suppliers and Raw Materials

Due to the fact that the Lassen Solar Panel is still in the developmental stage, we do not currently have any suppliers.  However, once we begin manufacturing the Lassen Solar Panel, pursuant to the terms of the License Agreement, DBK is required to supply us with all of the necessary raw materials related to the manufacture of the Lassen Solar Panel.  We have the right, but not the obligation, to purchase from Lassen and DBK all material necessary for the quality manufacture and assembly of the Lassen Solar Panel.  However, in the event that the Company chooses to acquire all or any portion of the Lassen Solar Panel from independent third party suppliers, we are required to notify Lassen and DBK of the identity of any such supplies and the specifications of the products to be provided.  Lassen and DBK have the right to reject any product proposed to be purchased by the Company in the extent it believes in the exercise of its reasonable discretion that such product does not satisfy minimum quality standards.

Marketing and Distribution

Marketing

The Lassen Solar Panel will be marketed to the Residential and Commercial markets in the Company’s Licensed Territories which include the Nations of India, and Canada, and the State of Hawaii.

Distribution

Pursuant to the terms of the License Agreement, the Company, holds a performance based irrevocable exclusive license to sell and distribute the Lassen Solar Panels for any and all applications above 1 Mega Watt throughout the Licensed Territories, and to sell and distribute the Lassen Solar Panel for uses equal to or below 1Mega Watt to DBK or its dealer network.   Additionally, under the terms of the License Agreement, to the extent in any of the Licensed Territories that distribution, sales and service rights for uses of the Lassen Solar Panel equal to or below 1Mega Watt are available, the Company may at is sole discretion acquire any or all of such from DBK as per DBK’s established dealership agreement.   Once the Company has established manufacturing facilities in the Licensed Territories, the Lassen Solar Panels will be distributed in accordance with the terms of the License Agreement.

Competition and Related Factors

The Lassen Solar Panel’s technology enables it to produce relatively lower costs per KWh compared with the generally available technology. We believe that we can produce, on a commercial scale, solar panels that will make solar energy power generation cost competitive with traditional electric power sources. Lower cost, clean, renewable, and reliable energy has the potential to be a dominant source of electric power generation for many years.  Our chief competitor on the industrial side is Stirling Energy Systems, a systems integration and project management company that is developing equipment for utility-scale renewable energy power plants and distributed electric generating systems. Their systems require 3-4 times the land for the equivalent wattages, as compared with the Lassen Solar Panel’s technology. Their systems must be mounted in remote locations due to the height of their tower and reflective mirrors. On the residential and commercial side, our chief competitors are British Petroleum and Shell, both of which have substantially greater financial, manpower, and marketing resources than we do.  Our ability to compete with them will be based solely on the hope that the Lassen Solar Panels are significantly technologically superior to any solar panels they develop.

Intellectual Property

Pursuant to the License Agreement, Lassen and DBK granted the Company licenses relating to: i) the manufacture, assembly, and sale of Lassen Solar Panels throughout the Licensed Territories; ii)  utilization of the Lassen Solar Panels in any and all applications above one (1) Mega Watt throughout the Licensed Territories;  iii) the sale and distribution of the Lassen Solar Panels for any and all applications above one (1) Mega Watt throughout the Licensed Territories; iv) the sale and distribution of the Lassen Solar Panels for uses equal to or below one (1) Mega Watt to DBK Corp or its dealer network; and v)  the right to acquire distribution rights for the sale of Lassen Solar Panels under one (1) Mega Watt in the Licensed Territories.  Other than the Licenses, the Company does not own any intellectual property relating to the Lassen Solar Panel.

Government Regulation

Our manufacture and distribution of the Lassen Solar Panels in the Licensed Territories will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, and related matters. We are responsible for knowing all applicable regulatory requirements and must manufacture products to comply with all such requirements. Any new government regulations or utility policies that relate to our solar power products may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar power products.

Employees

As of the date of this Form 10-K, we do not have any full or part-time employees.  All work relating to the Company is carried on by the Company’s management.

Subsequent Events

The following events occurred subsequent to the fiscal year ended March 31, 2009:

Share Transfer Agreement

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company is in the process of returning the 25,252,500 shares of Lassen common stock.  The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock.  A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

License Agreement

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company is in the process of returning the 25,252,500 shares of Lassen common stock.  The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock.  A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934 which requires us to file reports and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The public could obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Our principal offices are located at Unit 204, 13569 – 76 Avenue, Surrey, British Columbia, Canada, V3W 2W3.  Due to the fact that the Lassen Solar Panel is still in the developmental stage, we do not currently have any established production facilities.   However, pursuant to the terms of the License Agreement, six (6) months from the date that the Company receives written notice from Lassen and DBK that Lassen has obtained UL certification on the Lassen Solar Panel, or the payment of the License Fee, whichever is later, we are required to begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  Lassen has agreed to advise us as to standards, processes, and procedures of such assembly facilities. We anticipate that the assembly facilities shall be established and operational within three (3) years of the notification by Lassen of the UL certification.

ITEM 3.

LEGAL PROCEEDINGS.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT has breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the company extended the law suit to include, the other two directors and one employee. In March PVT countersued the Company, one director of the Company and two associates of the Company, claiming breach of contract.  The litigation is still active.  The Company also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended March 31, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   On April 16, 2009 the Company’s name change from Natco International, Inc. to P2 Solar, Inc. became effective and the stock ceased trading under the symbol "NCII" and began trading under the symbol “PTOS.”  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2007	HIGH	LOW
Quarter Ended March 31	N/A	N/A
Quarter Ended June 30	$2.50	$1.75
Quarter Ended September 30	$2.39	$1.55
Quarter Ended December 31	$1.78	$0.22

2008	HIGH	LOW
Quarter Ended March 31	$.064	$0.18
Quarter Ended June 30	$0.70	$0.23
Quarter Ended September 30	$0.85	$0.25
Quarter Ended December 31	$0.58	$0.14

2009	HIGH	LOW
Quarter Ended March 31	$0.81	$0.20

Holders.

As of March 31, 2009 there were 36,381,817 shares of common stock issued and outstanding and approximately 50 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background and Overview

P2 Solar, Inc. has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990. We began to concentrate on chemical manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have never made a profit on chemical manufacturing operations.  In the last twelve months, the Company has phased out its chemical manufacturing operations.  As discussed more fully below, the Company’s current business operations are focused on the manufacturing, distribution and sales of solar panels.

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, in furtherance of it business operations oriented towards the manufacture, distribution and sales of solar panels, the Company entered into: i) a Share Transfer Agreement with Lassen, for the transfer of shares of common stock; and ii) a License Agreement with Lassen and DBK.  (Subsequent to the period ended March 31, 2009, the parties entered into agreements both terminating the Share Transfer Agreement, and removing the suspension on the Licenses and modifying the payment structure of the License Fee under the License Agreement; please refer to the section below entitled Subsequent Events for more information on these issues).

Share Transfer Agreement

On November 21, 2008, the Company entered into a Share Transfer Agreement with Lassen, pursuant to which, the Company agreed to issue to Lassen a total of 8,915,871 shares of its common stock, representing approximately 25% of the issued and outstanding common stock of the Company, in exchange for the issuance by Lassen to the Company of approximately 25,252,500 shares of common stock of Lassen, representing approximately 25% of the issued and outstanding common stock of Lassen. Closing under the Share Transfer Agreement occurred on January 15, 2009.

License Agreement

On November 21, 2008, pursuant to the License Agreement, Lassen and DBK agreed to provide the Company with several Licenses relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of the Lassen Solar Panel throughout the Nations of India and Canada, and the State of Hawaii.  The consideration to be paid by the Company to Lassen for the Licenses is a fee of US $1,000,000 together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels.  Pursuant to the terms of the License Agreement, the License Fee is to be paid in two installments.  The License Fee is to be paid in two installments.  The first $200,000 installment of the License Fee was paid on January 7, 2009.  The balance of the License Fee of $800,000, was due and payable on or before March 8, 2009. On April 20, 2009, the Company made a payment of $30,000 towards the $800,000 due and owning under the License Agreement.  However, the Company was unable to make any additional payments towards the remaining balance of $770,000 due under the License Agreement.  As a result, pursuant to the terms of the License Agreement, the Licenses granted under the License Agreement were temporarily suspended.

As a result of the entry into the Licensing Agreement, the Company will first focus its efforts on obtaining the funds necessary to pay the balance of the License Fee. Assuming the Company is able to fulfill its payment obligations under the License Agreement, it thereafter intends to begin to focus its efforts on the production, distribution and sales of the Lassen Solar Panel in the Licensed Territories.

The Lassen Solar Panel is still in the developmental stage.  Once the Lassen Solar Panels receives Underwriters Laboratories, Inc. (“UL”) Certification indicating that the Lassen Solar Panel is ready for commercial distribution, the Company will begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  The Company anticipates that the facilities will be established and operational within approximately one (1) years of the receipt of UL Certification.

Additional Business Operations

In addition to the Company’s business operations relating to the Lassen Solar Panels, the Company is currently in negotiations with government of Punjab, India to build a 200 Mega Watt power plant in that state.  As of the date of this Form 10-K, the Company has received written approval from the government of Punjab, India to build 25 Mega Watt power plant, which will serve as the first phase of the larger 200 Mega Watt plant in Punjab, India.  No contract has been signed regarding the construction of the power plant.  The Company anticipates that the parties will enter into a contract memorializing the terms of the transaction in early June.  Once a formal contract is entered into, the Company will begin taking the necessary steps raise the appropriate funds to begin the process of constructing the 25 Mega Watt power plant.  In the event that the Lassen Solar Panel is ready for commercial applications when the Company begins construction on the 25 Mega Watt power plant, the Company anticipates utilizing the Lassen Solar Panel in the project.  However, if the Lassen Solar Panel is not yet ready for commercial applications, the Company will utilize currently available commercial solar panels for the construction of the project.

During the fiscal year ending March 31, 2010, the Company anticipates that it will continue to work on the production and sales of the Lassen Solar Panel in the Licensed Territories pursuant to its rights under the License Agreement and will continue to pursue the development of a 25 Mega Watt power plant in Punjab, India.

Subsequent Event

The following events occurred subsequent to the fiscal year ended March 31, 2009:

Share Transfer Agreement

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company is in the process of returning the 25,252,500 shares of Lassen common stock.  The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock.  A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

License Agreement

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company is in the process of returning the 25,252,500 shares of Lassen common stock.  The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock.  A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

Results of Operation

As of March 31, 2009, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the fiscal year ended March 31, 2009. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal year ended March 31, 2009, the Company did not experience any sales or generate any revenues.  As of March 31, 2009, the Company’s audited balance sheet reflects total assets of $2,666,367 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) shares in Lassen valued at $8,916; and iv) an interest receivable on the loan in the amount of $164,242.  As of March 31, 2009, the Company’s balance sheet reflects total liabilities of $2,123,545.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $1,989,955.

Additionally, as noted above, the total License Fee is $1,000,000.  On December 18, 2009, the Company initiated a Private Placement Offering, which was subsequently closed on January 8, 2009, pursuant to which the Company raised $215,500 through the sale of 718,333 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock (the “Common Stock”) and one Warrant (the “Warrants”). One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up to January 9, 2012.  Subsequent to the period ended December 31, 2009, the Company used the proceeds that it collected from the Private Placement Offering to make the Initial Payment of $200,000 pursuant to the License Agreement discussed above.

On April 20, 2009, the Company made a payment of $30,000 towards the $800,000 due and owning under the License Agreement.  However, the Company was unable to make any additional payments towards the remaining balance of $770,000 due under the License Agreement.  As a result, pursuant to the terms of the License Agreement, the Licenses granted under the License Agreement were temporarily suspended.

As noted above, on May 7, 2009, the Company, Lassen and DBK entered into an Agreement removing the Licenses from suspension and providing the Company with an extension in which to make the remaining payment of the $770,000 due and owing under the License Agreement.  Pursuant to the Agreement, the Company is now required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the $770,000 to cover the final payment that will need to be paid pursuant to the terms of the License Agreement. The Company has financed its operations through equity investment from investors, shareholder loans, and credit facilities from

Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure does not include the legal expense of law suit against PVT, but does include $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and an additional $770,000 to cover the payment under the License Agreement.  We are currently suing PVT for the money it owes us ($1,485,000) plus Interest and damages.

Additionally, the Company anticipates that it will attempt to raise 2 to 3 million dollars through the sale of the Company’s securities to both cover the Company’s operating expenses, and to make the $770,000 payment pursuant to the License Agreement.  If successful in our anticipated fundraising efforts, we will be able to pay all of the Company debt, comply with the terms of the License Agreement, and have additional working capital.  We have had negotiations with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to complete one or both financings.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not been identified as yet.

Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the March 31, 2009 financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

P2 SOLAR, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheets	15-16

Statements of Operations And Comprehensive Income	17-18

Statements of Stockholders Equity	19

Statements of Cash Flows	20-21

Notes to Consolidated Financial Statements	22 to 30

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

P2 Solar, Inc.

(Formerly Natco International Inc.)

We have audited the accompanying balance sheets of P2 Solar, Inc. (Formerly Natco International Inc.)  as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2009 and March 31, 2008 and since inception through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. (Formerly Natco International Inc.)  as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2009 and March 31, 2008 and since inception through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

July 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

P2 SOLAR, INC.
(Formerly Natco International Inc.)
(Development Stage Company)
Balance Sheet at March 31st
Expressed in U.S Dollars
	31-Mar	31-Mar
	2009	2008
	(Audited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Inventory	-	-
Prepaid Assets	8,209	4,234
Loan to PVT (Note 6)	$ 1,485,000	$ 1,485,000
Interest Receivable on Loan to PVT (Note 6)	164,242	95,099
	-	-
Total Current Assets	1,657,451	1,584,333

Long Term Assets
Solar Panel License (Note 5)	1,000,000
Shares in Lassen Corporation (Note 5)	8,916
Product Rights	-	1

Total Assets	$ 2,666,367	$ 1,584,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness (Note 7)	$ 13,513	$ 20,171
Accounts Payable	63,800	93,210
Lassen License Payable (Note 5)	800,000
Accrued Liabilities	67,919	92,344
Loan Payable	476,433	403,490
Due to related Parties (Note 8)	701,880	811,288

Total Current Liabilities	2,123,545	1,420,503

Total Liabilities	2,123,545	1,420,503

Continued Operations (Note 1)
Discontinued Operations (Note 12)
Subsequent events (Note 15)

Stockholders' Equity
Authorized:
500,000,000 Common Shares with a par value $0.001,
5,000,000 preferred shares with a par value $0.001,

Issued:
Common shares - 36,381,817
(2007 - 20,447,614) respectively
Paid in Capital -Statement 3	36,381	20,447

Additional Paid-in Capital -Statement 3	2,626,222	1,092,740

Share Subscriptions		1,384,277

Other Comprehensive Income - Statement 3	(129,826)	(432,465)

Deficit Accumulated during Development
Stage	(1,989,955)	(1,901,168)

Total Stockholders' Equity	542,822	163,831

Total Liabilities and Stockholders' Equity	$ 2,666,367	$ 1,584,334
	-	-

The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International Inc.)
(Development Stage Company)
Statements of Operations
Expressed in U.S Dollars

	Twelve Months	Twelve Months	Since Inception
	Ending 31-Mar	Ending 31-Mar	to March 31
	2009	2008	2009

Income
Sales	$ -	$ -	$ 392,635

Cost of Sales	-	-	239,602

Gross Profit	$ -	$ -	$ 153,033

Operating Expenses
Advertising and Promotion	5,963	18,843	92,959
Amortization			46,985
Automotive			37,035
Bad Debts			8,474
Bank Charges	1,789	1,116	17,558
Commissions			3,509
Consulting Fees	3,033		21,013
Insurance			17,481
Legal and Accounting	43,494	67,899	429,923
Office and Other	2,635	9,500	65,624
Rent	9,212	10,244	221,360
Research and Development			105,537
Salaries and Benefits	59,367	54,398	780,304
Telephone and Utilities	2,440	4,865	59,938
Travel and Trade Shows	7,517	1,649	53,903
Currency Exchange Loss (Gain)	-	(408)	554
			-
Total Expenses	135,450	168,106	1,962,157
			-
Net Loss from Operations	(135,450)	(168,106)	(1,809,124)

Other Items
Interest on PVT Loan	69,687	94,555	164,242
Other Income			25,389
Cancellation of Options		49,950	49,950

Interest Expense	(23,024)	(109,064)	(387,569)
	$ 46,663	$ 35,441	$ (147,988)

Loss from Continued Operations	(88,787)	(132,665)	(1,957,112)

Net Income (loss) From
Discontinued Operations (Note 12)		(2,980)	(32,843)
			-
Net Loss	(88,787)	(135,645)	(1,989,955)
			-
Other Comprehensive Income	302,639	(192,734)	(129,826)

Net Loss and Comprehensive Loss	$ 213,852	$ (328,379)	$ (2,119,781)

Basic and Diluted
(Loss) per Share	$ 0.01	$ (0.02)	-

Weighted Average
Number of Shares	28,414,716	17,747,614	-

The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International Inc.)
(Development Stage Company)
Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Shares	Other		Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)	Deficit
Balance (deficiency) March 31, 2007	15,047,614	$15,047	$1,072,687	$70,853	$(239,731)	$(1,765,523)	$(846,667)
Issuance of shares at CDN$0.10/share

Issuance of shares at CDN$0.10/share	850,000	850	70,003	(70,853)	-	-	-

Issuance of shares	4,550,000	4,550	-	-	-	-	4,550
Cancellation of Stock Options	-	-	(49,950)	-	-	-	(49,950)
Share subscription	-	-	-	1,384,277	-	-	1,384,277
Change in foreign currency translation adjustment					(192,734)		(192,734)
Net loss						(135,645)	(135,645)

Balance (deficiency) March 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,465)	$(1,901,168)	$163,831

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares(Note 9b)	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares (Note 9b)	718,332	718	214,782	-	-	-	215,500
Issuance of shares (Note 9b)	8,915,871	8,916		-	-	-	8,916
Change in foreign currency translation adjustment					302,639		302,639
Net loss						(88,787)	(88,787)

Balance (deficiency) December 31, 2008	36,381,817	$36,381	$2,626,222	$0	$(129,826)	$(1,989,955)	$542,822

The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International Inc.)
(Development Stage Company)
Statement of Cash Flows
Expressed in U.S Dollars

	Twelve Months	Twelve Months	(Inception)
	Ended March 31	Ended March 31	March 31
	2008	2007	2008
Operating Activities
Net (Loss)	$ (88,787)	$ (135,645)	$ (1,989,955)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	-	-
Depreciation	-	-	46,985
Write off of assets from discontinued operations			32,843
Interest due to related parties	22,059	64,451	119,080
Wages accrued to director	59,367	54,398	483,297
Cancelled stock based compensation	-	(49,950)
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(69,143)	(95,099)	(164,242)
Bad Debt		2,980
Inventory	-	-	-
Prepaid expense	(3,975)	11,412	(8,209)
Increase/(Decrease) in Accounts Payable	(29,410)	12,750	63,800
Increase/(Decrease) in Accrued Liabilities	(24,425)	80,130	67,919

Net Cash Provided by Operating Activities	(134,314)	(54,573)	(1,348,482)

Net cash provided by (used in ) Discontinued operations	-	(216)	(31,984)

	(134,314)	(54,789)	(1,380,466)

Investment Activities
Purchase of Equipment	-	-	(62,642)
Investment in Lassen	(8,916)		(8,916)
Solar Panel License	(200,000)		(200,000)
Loan to PVT	-	(1,485,000)	(1,485,000)

Net Cash (Used) by Investment Activities	(208,916)	(1,485,000)	(1,756,558)

Financing Activities
Bank Indebtedness	(6,658)	1,039	13,513

Due to Related party	(190,833)	(60,834)	114,301
Loans Payable	72,943	403,490	476,433
Proceeds from Subscriptions Receivable	(59,277)	1,313,424	-
Proceeds from sale of Common Stock	224,416	75,404	2,662,603

Net Cash Provided by Financing Activities	40,591	1,732,523	3,266,850

Foreign Exchange	302,639	(192,734)	(129,826)

Change in cash and cash equivalents	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ 6,026	$ 1,705	$ 146,029
Income Taxes Paid	$ -	$ 4,386	$ 4,386

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Formerly Natco International Inc

Development Stage Company

Notes to Financial Statements

March 31, 2009 and 2008

Expressed in US Dollars

=======================================================================

1.    Nature of Operations and Going Concern

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A.  Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from the Natco International Inc. to P2 Solar, Inc.

The company had two products, jewelry cleaner and a tire sealant. During the fiscal year ended March 31 2007, the Company discontinued its production of both lines. The company had signed a binding letter of agreement with Photo Violation Technologies Corp. (PVT), which would have lead PVT to take over the Company in a reverse merger. However, this agreement was cancelled in December 2007.  The company signed another letter of agreement in February 2008 with Lassen Energy, Inc to do a share exchange merger. On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a Licensing agreement with Lassen that gives the company rights to their products in India, Canada, and Hawaii.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through the Licensing agreement with Lassen Energy, Inc.

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

f)    Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is provided annually on the diminishing balance method to write-off the assets over their estimated useful lives as follows:

      Computer and office equipment - 5 years

      Manufacturing equipment - 10 years

g)  Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

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

j) Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.

k) Advertising Policy

The Company expenses the cost of advertising when incurred.

l) Research and Development

Research and development is expensed as incurred.

m) Shipping and Handling

The company includes the cost of shipping and handling as a component of cost of sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10,"Accounting for Shipping and Handling Fees and Costs."

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

o) Loss Per Share

The company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2009 and 2008.  Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share, is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

p) Obligations Under Capital Leases

Leases are classified as either capital or operating.  Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases.  At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

q) Segmented Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company's sales are generated in one geographical area, Canada. All revenues consist of interest earned on investment.

r) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

s) Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods.

t) Product Warranty

The company's policy was to replace tire sealant and jewelry cleaner products if faulty.  Products will be replaced within a reasonable time from the date of sale. The company stopped manufacturing all products January 2007; therefore, there are no warranty issues anymore and no carryover liabilities.

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

v) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

In December 2008, the FASB provided for a deferral of the effective date of FIN 48 for certain non-public enterprises to annual financial statements for fiscal years beginning after December 15, 2008.  The Company has elected this deferral and accordingly will be required to adopt FIN 48 in its 2009 annual financial statements.  Prior to adoption of FIN 48, the Company will continue to evaluate its uncertain tax positions and related income tax contingencies under Statement No. 5, Accounting for Contingencies. SFAS No. 5 requires the Company to accrue for losses it believes are probable and can be reasonably estimated.  Management has not yet determined if the adoption of FIN 48 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has applied the requirements of SFAS No. 157 on [this is an example - the interest rate swap agreement (note 6)], and in accordance with FASB Staff Position No. FAS 157-2, the Company has elected to delay implementation of SFAS No. 157 for other nonfinancial assets until December 31, 2009.  The primary asset(s) (and liabilities) that this deferral impacts is (are) [example – goodwill].

3.    Inventory

All inventory was written off as of March 31, 2007

4. Property, Plant and Equipment

All plant equipment has been written off as of March 31, 2007

5. Solar Panel License and Share Exchange

On November 28, 2008, the Company cancelled the April 18, 2008 agreement and signed a new Licensing agreement with LEI.  This agreement gives NATCO the rights to Manufacture and setup power plants in the countries of India, Canada, and State of Hawaii. The consideration to be paid by Natco to Lassen for the Licenses is an initial fee of US $1,000,000 (the “License Fee”) together with a 2% royalty on gross revenues received by Natco from future sales of Lassen Solar Panels. The license does not have defined term and will not be amortized until it is used to the benefit of the company.

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

The shares have been valued at par value ($0.001) for reporting purposes.

6.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors has been stayed pending posting of security for costs. P2’s action against PVT is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputing that it owes P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 has a summary judgment application for $1,485,000.00 scheduled. P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.  The Company believes that this debt is collectable and will be collected.

7.    Bank Indebtedness

Details are as follows:

	2009	2008
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	US$ 13,153	20,171

	13,153	20,171
Less: Current Portion	(13,153)	(20,171)

Long-term portion	$ -	$ -

8.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2009	2008
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 12,015	$ 14,763

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	201,457	202,428

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	483,297	587,818

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	5,110	6,279
	$ 701,879	$ 811,228
Less: Current portion	(701,879)	(811,288)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $22,059 (2008 - $6,446).

c) Salaries and benefits include $59,367(2008 - $62,774) paid to a director and officer of the Company.

d) As at March 31, 2009, a director and officer of the Company held approximately 20.84% of the issued and outstanding shares of the Company.

9.    Capital Stock

a) Authorized Stock

The company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share shall entitle the holder to one vote, in person or proxy on any matter on which action of the stockholder of the corporation is sought. The company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the company and/or provided by Delaware General Corporate Law.

b) Share Issuances

During the current period, the company issued total of 15,934,203 common shares from the treasury.  6,300,000 shares were issued to six different companies for debt conversion.  8,915,871 shares were issued to Lassen Energy, Inc as per the licensing and share exchange agreement signed in November 2008 and closed January 2009. Further 718,332 shares were issued to individuals and companies that participated in the $215,500 private placement done in January of 2009.

c) Share Subscriptions

      At March 31, 2009 there was no outstanding Share Subscriptions

d) Warrants

In conjunction with the Private placement, 718,332 warrants were issued to individuals and companies that participated in the private placement done in January 2009.

e)    Stock Options

There are no outstanding options at this time.

The Company has committed to issue to the Chief Executive Officer 67,000 share purchase options every April.  These options will be exercisable at $0.10 per share and will expire five years after the date of grant.  Further bonus options are available to the Chief Executive Officer.  These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market price up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000.  To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.

Until December 31, 2005, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  Effective January 1, 2006, the Company is accounting for stock based compensation using SFAS 23(R) Share Based Payment.  Had compensation cost for the stock option plan been determined for the entire fiscal year based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the total pro forma value of stock options expense granted to directors and officers for the year ended March 31, 2009 would be $Nil (2008 - $Nil) Because no options are outstanding at this time.

10.    Income Taxes

The Company has accumulated net operating losses for federal income tax purposes of approximately $946,000, which may be carried forward and used to reduce taxable income of future years.  These losses expire as follows:

2020	$180,000
2021	117,000
2022	135,000
2023	141,000
2024	97,000
2025	109,000
2026	138,000
2027	29,000
$946,000

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

12.  Discontinued Operations

The Company discontinued operations of its jewelry cleaners and accessories line due to lack of demand for the product in March 2006. The tire sealant operations were also discontinued in February 2007. There is no property, plant and equipment remaining to produce these operations. There is no accounts receivable, inventory or accounts payable relating to the jewelry cleaners and Tire sealant lines.

13.  Reverse Merger Agreement(s)

On Feb 19, 2008, the Company signed a binding Letter of agreement with Lassen Energy, Inc (LEI), a US company that manufactures Solar Panels.

On April 18, 2008, the Company signed a definitive binding agreement with Lassen Energy, Inc to do a reverse merger.

On November 28, 2008, the Company cancelled the reverse merger agreement with Lassen Energy and signed share exchange and licensing agreement with Lassen Energy, Inc. See note 5 for more details.

14. Other Significant events

On January 13, 2009, the Company signed a Compensation Agreement with Capital Group Communications (“CGC”) of Sausalito, California, pursuant to which the Company agreed to compensate CGC for past consulting services rendered by CGC and for introduction to and assistance with the negotiations with Lassen Energy with the issuance of 500,000 shares of restricted common stock.  The 500,000 shares of common stock were issued on May 12, 2009.

On March 12, 2009, signed a Consulting Agreement with CGC, pursuant to which CGC agreed to provide consulting services to the Company for an initial one year period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CCG with an initial issuance of a total of 500,000 shares of restricted common stock.  Under the terms of the Consulting Agreement, the Company has the option to extend the agreement for an additional 12 month period by issuing another 500,000 shares of restricted common stock to CCG. The initial 500,000 shares of common stock were issued on May 12, 2009.

15. Subsequent Events

On April 20, 2009, the Company paid additional $30,000 towards the remaining License fee of $800,000.  As a result, the current balance of the License Fee is $770,000

On May 7, 2009, the Company, Lassen and DBK entered into an Agreement removing the Licenses from suspension and providing the Company with an extension in which to make the remaining payment of the $770,000 due and owing under the License Agreement.  Pursuant to the Agreement, the Company is now required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.

On May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company is in the process of returning the 25,252,500 shares  of Lassen common stock.  The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2009, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position
Raj-Mohinder S. Gurm	49	President, Chief Financial Officer and Director
Gerry Podersky-Cannon	62	Director
Hans Edblad	42	Director

Biographical Information

Raj-Mohinder S. Gurm. Mr. Gurm is the President, Chief Financial Officer, and a Director of the Company.  From 1985 to 1987 Mr. Gurm was a partner in B.R. International Marketing Company of Vancouver, BC a company, which provided North American representation to manufacturers from Asia. From 1987 to 1989 he was a manager of Metro Parking Ltd. of Vancouver, BC and was responsible for overseeing 70 employees and 20 parking lots. From 1989 to 1995 he was involved in importing products from Asia and selling them by the container loads to large retail chain stores. In 1995 Mr. Gurm was founder and president of Xanatel Communications Inc. a company involved in the wireless communications industry and which was sold to a public company listed on The Alberta Stock Exchange. Mr. Gurm has been a President and CEO of Spectrum International Inc. from 1990 to present. From Jan. 2000 to Nov. 9th, 2001 he was also President/CEO of Canoil Exploration Corporation, a Publicly trading company that recently completed the acquisition of a Medical Equipment company. Mr. Gurm attended the University of British Columbia and earned a Bachelor of Sciences Degree in Biology in 1983. Born in 1960 in India, Mr. Gurm is a citizen and resident of Canada.

Gerry Podersky-Cannon. Mr. Pdersky-Cannon is a director of the Company.  He has a BA and MA from the University of British Columbia. He has experience in a number of business sectors including, Energy, Real Estate, Fibre-optical Technology, Oil & Gas, Strategic Corporate Planning & Import / Export. He has worked in a variety of organizational settings including large corporations, BC Hydro and PriceWaterhouseCoopers, small start-up companies and independent consulting firms. He has experience with corporate governance of both public and private companies. He currently sits on the Board of the UBC Alumni Association and the UBC Academic Senate and is actively involved in a number of community organizations. His primary business interests are directed the operating a number of companies that do business in North America, Europe and Africa.

Hans Edblad.  Hans Edblad is 42 years old. In addition to serving as a director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers; the information contained below represents compensation paid to the Company’s officers for their work related to the Company.

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2009 2008 2007	59,367 $62,774(3) 62,774(1)	-- -- --	-- -- --	0 0.(2) 67,000(2)	-- -- --	-- -- --	-- -- --	59,367 62,774 62,774

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
(2) These stock purchase options were issued pursuant to Mr. Gurm's employment contract dated April, 30 1999. These options vested immediately, and could be exercised at $0.10 per share within 5 years from the date of grant.  These options were subsequently cancelled and no additional options have been issued.
(3) Salary accrued from April 1, 2005 to March 31, 2008 includes vacation pay.

Employment Agreements

On December 12, 1999, the Company entered into an employment agreement with Raj-Mohinder Gurm.  Pursuant to the terms of the employment agreement, Mr. Gurm is entitled to annual compensation of $72,000 at a rate of $6,000 per month.    A copy of the employment agreement was filed as Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on Jun 26, 2002, and is hereby incorporated by reference.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2009.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2009:

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Raj Mohinder-Gurm	0	0	0	0	0	59,367(1)	59,367(1)
Gerry Podersky-Cannon	0	0	0	0	0	0	0
Hans Edblad	0	0	0	0	0	0	0

(1)

This figure includes compensation paid to Raj-Mohinder Gurm for work performed as an officer of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

$.001 Par Value Common Stock	Raj-Mohinder S. Gurm 3718 91st Avenue Surrey, BC, Canada V3V 7X1	Officer & Director 7,200,000 Common	19.8%

$.001 Par Value Common Stock	Gerry Podersky-Cannon. 126-1628 W 1st, Avenue Vancouver, BC, Canada V6J 1G1	Officer & Director 738,736 Common (2)	2.0%
$.001 Par Value Common Stock	Hans Edblad 20 Sara Lane Cold Stream, BC, Canada	Director 0	0%
$.001 Par Value Common Stock	Lassen Energy, Inc. 300 Carlsbad Village Drive, Suite 108A #327 Carlsbad, CA 92008	Beneficial Owner 8,915,871(3)	24.5%
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	7,938,736(2)	21.8%

 (1)Percentages are calculated based on 36,381,817 shares outstanding as of March 31, 2009.

 (2) Includes 713,152 shares held of record by Canafra Financial Ltd., a British Columbian corporation owned by Mr. Podersky-Cannon and his spouse, Donna Y. Maroz.

(3) The Company is in the process of cancelling these shares as a result of the termination of the Share Transfer Agreement with Lassen Energy, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Raj-Mohinder S. Gurm is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer and President, respectively.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Moore and Associates for audit of the Company's annual financial statements were $3,500 for the fiscal year ended March 31, 2009, and $3,800 for the fiscal year ended March 31, 2008.

Audit Related Fees

(2)

Moore and Associates did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Moore and Associates for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2009 and 2008.

All Other Fees

 (4)

Moore and Associates did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

P2 Solar, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

3.1(i)	Restated Certificate of Incorporation, incorporated herein by reference to Form SB-2A filed with the U.S. Securities and Exchange Commission on May 14, 2003.
3.1(ii)	Restated Certificate of Incorporation, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.
3.1(ii)	Restated Certificate of Incorporation, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on March 19, 2009.
3.2	Bylaws, incorporated herein by reference from Form SB-2A filed with the U.S. Securities and Exchange Commission on May 14, 2003.
10.4

Employment Contract between Spectrum International Inc. and Raj-Mohinder Gurm dated April 22, 1999, incorporated herein by reference from Form SB-2A filed with the U.S. Securities and Exchange Commission on May 14, 2003.

10.5

Indenture between Raj-Mohinder S. Gurm and Spectrum Trading Inc. dated April 30 ,1999, incorporated herein by reference from Form SB-2 filed with the U.S. filed with the U.S. Securities and Exchange Commission on June 26, 2002

10.9

Agreement between the Company International Inc. and Lassen Energy Inc., dated February 19, 2008, incorporated herein by reference from Form 10-KSB filed with the Securities and Exchange Commission on August 12, 2008.

10.10.1

Agreement between the Company International Inc. and Lassen Energy Inc., dated February 19, 2008, incorporated herein by reference from Form 10-KSB filed with the Securities and Exchange Commission on August 12, 2008.

10.10.2

Agreement dated November 19, 2008 by and between the Company International, Inc. and Lassen Energy, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

10.11

Amendment to Agreement dated November 25, 2008 by and between the Company International, Inc. and Lassen Energy, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

10.12

Intellectual Property License Agreement dated November 19, 2008 by and between Lassen Energy, Inc., DBK Corporation, Darry Boyd, and the Company International, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

10.13

Amendment to Intellectual Property License Agreement dated November 25, 2008 by and between the Company International, Inc. and Lassen Energy, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

10.14	Agreement dated May 7, 2009 by and between P2 Solar, Inc., Lassen Energy, Inc., DBK Corporation, and Darry Boyd.
10.15	Agreement dated May 7, 2009 by and between P2 Solar, Inc., and Lassen Energy, Inc.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer

Date:  July 14, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date: July 14, 2009

By:  /s/ Hans Edblad

Hans Edblad, Director

Date: July 14, 2009