Form 10-Q
period 2009-06-30
P2 Solar, Inc.
filed 2009-08-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of August 1, 2009 the Issuer had 37,381,817 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2009.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7

Statements of Cash Flows	8-9

Notes to Unaudited Financial Statements	10 - 18

P2 Solar, Inc. (formerly Natco International, Inc.)
(A Development Stage Company)
INTERRIM BALANCE SHEET
As of June 30, 2009 and March 31, 2009 (audited)

	30-Jun	31-Mar
	2009	2009
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash	$6,519	$-
Accounts Receivable	-	-
Inventory		-
Prepaid Assets	2,996	8,209
Performance Bond	131,750
Interest Receivable on Loan to PVT	188,363	164,242
Loan to PVT	$1,485,000	$1,485,000
		-
Total Current Assets	1,814,628	1,657,451

Long Term Assets

Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation	8,916	8,916

Total Assets	$2,823,544	$2,666,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness (Note 6)	$-	$13,513
Accounts Payable	73,452	63,800
Lassen License Payable	770,000	800,000
Accrued Liabilities	67,919	67,919
Loan Payable	504,471	476,433
Due to related Parties (Note 7)	750,669	701,880

Total Current Liabilities	2,166,511	2,123,545

Total Liabilities	2,166,511	2,123,545

Stockholders' Equity
Authorized:
400,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:
Common shares – 37,381,817
(2009 - 36,381,817) respectively
Paid in Capital -Statement 3	37,381	36,381

Additional Paid-in Capital -Statement 3	2,626,222	2,626,222

Share Subscriptions	111,780

Other Comprehensive Income - Statement 3	(83,888)	(129,826)

Deficit Accumulated during Development
Stage	(2,034,462)	(1,989,955)

Total Stockholders' Equity	657,033	542,822

Total Liabilities and Stockholders' Equity	$2,823,544	$2,666,367
	-	-

The accompanying notes are an integral part of these statements

P2 Solar, Inc. (formerly Natco International, Inc.)
(A Development Stage Company)
INTERRIM STATEMENT OF OPERATIONS
Since Inception to June 30, 2009

Unaudited

	Three Months Ending	Three Months Ending	Since Inception
	30-Jun	30-Jun	to June 30
	2009	2008	2009

Income
Sales	$ -	$ -	$ 392,635

Cost of Sales	-	-	239,602

Gross Profit	$ -	$ -	$ 153,033

Operating Expenses
Advertising and Promotion	1,491	1,747	94,450
Amortization			46,985
Automotive			37,035
Bad Debts			8,474
Bank Charges	411	761	17,969
Commissions			3,509
Consulting Fees	8,315		29,328
Insurance			17,481
Legal and Accounting	12,195	5,916	442,118
Office and other	265	823	61,503
Rent	2,467	2,831	223,827
Research and Development			105,537
Salaries and benefits	16,096	18,535	796,400
Telephone and Utilities	679	1,374	60,617
Travel and trade shows	13,505		67,408
Currency Exchange Loss (Gain)	(337)		217

Total Expenses	55,087	31,987	2,012,858

Net Loss from Operations	(55,087)	(31,987)	(1,859,825)

Other Items
Interest on PVT Loan	24,121	25,824	188,363
Other Income			25,389
Cancellation of Options			49,950

Interest Expense	(7,522)	(7,361)	(395,091)
	$ 16,599	$ 18,463	$ (131,389)

Loss from Continued operations	(38,488)	(13,524)	(1,991,214)

Net Income (loss) from
discontinued operations			(32,843)

Net Loss before Income Tax	(38,488)	(13,524)	(2,024,057)

Income Tax	6,019		10,405

Net Loss	(44,507)	(13,524)	(2,034,462)

Other comprehensive income	45,938	7,803	(83,888)

Net Loss and Comprehensive loss	$ 1,431	$ (5,721)	$ (2,118,350)

Basic and Diluted
(Loss) per Share	$ 0.00	$ (0.01)	$ (0.07)

Weighted Average
Number of Shares	37,381,817	20,447,614	28,465,946

The accompanying notes are an integral part of these statements

P2 Solar, Inc. (formerly Natco International, Inc.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS EQUITY
Since Inception to June 30, 2009
Unaudited

	Common	Common	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)
Balance (deficiency) March 31, 2009	36,381,817	$36,381	$2,626,222	$0	$(129,826)	$(1,989,95)	$542,822

Issuance of Shares	1,000,000	1,000					1,000
Share subscription	-	-	-	111,780	-	-	111,780
Change in foreign currency translation adjustment					45,938		45,938
Net loss						(44,507)	(44,50)

Balance (deficiency) June 30, 2009	37,381,817	$37,381	$2,626,222	$111,780	$(83,888)	$(2,034,46)	$657,033

The accompanying notes are an integral part of these statements

P2 Solar, Inc. (formerly Natco International, Inc.)
(A Development Stage Company)
INTERRIM STATEMENTS OF CASH FLOWS
Since Inception to June 30, 2009

      Unaudited

	Three Months Ended	Three Months Ended	(Inception)
	June 30	June 30	June 30
	2009	2008	2009
Operating Activities
Net (Loss)	$(44,507)	$(13,524)	$(2,034,462)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	1,000	-	6,324
Depreciation	-	-	46,985
Write off of assets from discontinued operations			32,843
Interest due to related parties	7,370	7,157	126,450
Wages accrued to director	16,096	18,535	499,393
Bad Debts			8,474
Cancelled stock based compensation	-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(24,121)	(26,212)	(188,363)
Inventory	-	-	-
Prepaid expense	5,213	1,378	(2,996)
Performance Bond	(131,750)		(131,750)
Increase/(Decrease) in Accounts Payable	9,652	(20,815)	73,452
Increase/(Decrease) in Accrued Liabilities	-	(8,333)	67,919
Net Cash Provided by Operating Activities	(161,047)	(41,814)	(1,495,731)

Net cash provided by (used in ) Discontinued operations	-		(31,984)

	(161,047)	(41,814)	(1,527,715)
Investment Activities
Purchase of Equipment	-	-	(62,642)
Investment in Lassen			-
Solar Panel License	(30,000)		(230,000)
Loan to PVC	-	-	(1,485,000)

Net Cash (Used) by Investment Activities	(30,000)	-	(1,777,642)
Financing Activities
Bank Indebtedness	(13,513)	1,605	-
Due to Related party	25,323	(4,753)	124,826

Loans Payable	28,038	37,159	504,471
Proceeds from Subscriptions Receivable	111,780	-	111,780
Proceeds from sale of Common Stock	-	-	2,654,687

Net Cash Provided by Financing Activities	151,628	34,011	3,395,764

Foreign Exchange	45,938	7,803	(83,888)

Change in cash and cash equivalents	6,519	-	6,519
Cash, Beginning of Period	-	-	-
Cash, End of Period	$6,519	$-	$6,519

Supplemental Information:
Interest Paid	$152	$204	$146,181
Income Taxes Paid	$6,019	$-	$10,405
The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Formerly Natco International Inc

Development Stage Company

Notes to Financial Statements

From Inception  to June 30, 2009

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

The Company had two products, jewelry cleaner and a tire sealant. During the fiscal year ended March 31 2007, the Company discontinued its production of both lines. The Company had signed a binding letter of agreement with Photo Violation Technologies Corp. (PVT), which would have lead PVT to take over the Company in a reverse merger. However, this agreement was cancelled in December 2007.  The Company signed another letter of agreement in February 2008 with Lassen Energy, Inc. (“Lassen”) to do a share exchange merger. On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a Licensing agreement with Lassen that gives the Company rights to their products in India, Canada, and Hawaii.

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

u) Recent Accounting Pronouncements

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

All inventory was written off as of March 31, 2007

4. Property, Plant and Equipment

All plant equipment has been written off as of March 31, 2007

5. Solar Panel License and Share Exchange

On November 28, 2008, the Company cancelled the April 18, 2008 agreement and signed a new Licensing agreement with Lassen.  This agreement gives the Company the rights to Manufacture and setup power plants in the countries of India, Canada, and State of Hawaii. The consideration to be paid by the Company to Lassen for the Licenses is an initial fee of US $1,000,000 (the “License Fee”) together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels. The license does not have defined term and will not be amortized until it is used to the benefit of the Company.

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

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement. The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock. Additionally, once the Company receives the share certificate from Lassen, the Company will return the share certificate representing 25,252,500 shares of Lassen common stock to Lassen.    A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

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

7.    Cash

Details are as follows:

	June 30 2009	March 31 2009
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the Company (first charge) and by personal guarantees made by a director and officer of the Company, interest at bank prime plus 2%	US$ 6,519	(13,153)

		(13,153)
Less: Current Portion		(13,153)

Long-term portion	$ -	$ -

8.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	June 30	March 31

	2009	2009
Loans payable to relatives of a director and officer of the Company. The loans are unsecured, are due on demand, and bear no interest	$ 13,030	$ 12,015

Loans payable to a director and officer of the Company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	191,854	201,457

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing (2009 - nil%).	540,243	483,297

Loan payable to a relative of a director and officer of the Company. The loan is unsecured, due on demand, bears no interest	5,542	5,110
	$ 750,669	$ 701,879
Less: Current portion	(750,669)	(701,879)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $7,370 (2009 - $22,059).

c) Salaries and benefits include $16,096 (2009 - $62,774) paid to a director and officer of the Company.

d) As at June 30, 2009, a director and officer of the Company held approximately 20.84% of the issued and outstanding shares of the Company.

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

b) Share Issuances

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement. The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock. Additionally, once the Company receives the share certificate from Lassen, the Company will return the share certificate representing 25,252,500 shares of Lassen common stock to Lassen.    A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

During the current period, the Company issued total of 1,000,000 common shares from the treasury to

Capital Group Communications in return for services rendered.

c) Share Subscriptions

At June 30, 2009 there were Share Subscriptions of $111,780

d) Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 108.79%

and 175%; risk-free interest rates ranging from 3.07% to 3.73%; and expected lives from 1 to 36 months. A summary of the Company’s stock awards for warrants as of June 30, 2009 and changes for the three months ended June 30,2009 is presented below:

	Options and warrants	Weighted average Exercise price	Weighted Average Grant Date Fair Value
Outstanding, March 31, 2009	718,333	0.42	0.42
Granted	384,453	0.42	0.42
Exercised
Expired Cancelled
Outstanding June 30, 2009	1,102,786	0.42	0.42
Exercisable June 30, 2009	1,102,786	0.42	0.42

In conjunction with the Private placement, 718,332 warrants were issued to individuals and companies that participated in the private placement done in January 2009.

On June 13, 2009, the Company conducted a Private Placement Offering, pursuant to which the Company raised $111,780 through the sale of 384,453 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up until June 13,2012.

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

Background and Overview

P2 Solar, Inc., (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990. We began to concentrate on chemical manufacturing business activities in 1997; prior to that time we had few shareholders and were primarily dormant. We have never made a profit on chemical manufacturing operations.  In the last twelve months, the Company has phased out its chemical manufacturing operations.  As discussed more fully below, the Company’s current business operations are focused on the manufacturing, distribution and sales of solar panels and the potential construction of a solar power plant located in Punjab, India.

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, in furtherance of its business operations focused on the manufacture, distribution and sales of solar panels, the Company entered into: i) an Agreement (the “Share Transfer Agreement”) with Lassen Energy, Inc. “(Lassen”) a California corporation, for the transfer of shares of common stock; and ii) an Intellectual Property License Agreement (the “License Agreement”) with Lassen, DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”)).  As more fully described below, subsequent to the entry into the Share Transfer Agreement and License Agreement, the parties entered into agreements both terminating the Share Transfer Agreement, and removing the suspension on the Licenses and modifying the payment structure of the License Fee under the License Agreement.

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

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement. The Company has advised its transfer agent that the 8,915,871 shares issued to Lassen will be cancelled.  Upon return of the share certificate from Lassen representing such shares, it will be cancelled, and the 8,915,871 shares represented thereby will be returned to the status of authorized but unissued shares of common stock. Additionally, once the Company receives the share certificate from Lassen, the Company will return the share certificate representing 25,252,500 shares of Lassen common stock to Lassen.    A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

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

On May 7, 2009, the Company, Lassen and DBK entered into an Agreement removing the Licenses from suspension and providing the Company with an extension in which to make the remaining payment of the $770,000 due and owing under the License Agreement.  Pursuant to the Agreement, the Company is now required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.  A copy of the Agreement extending the payment obligations under the License Agreement was attached as Exhibit 10.14 to the Form 8-K filed by the Company on May 12, 2009 and is hereby incorporated by reference.

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

Additional Business Operations

In addition to the Company’s business operations relating to the manufacturing, distribution and sales of solar panels, the Company is currently in negotiations with the government of Punjab, India to build a 200 mega watt power plant in that state.  On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which will serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement has been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company is only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU does not provide the Company with the authority to construct the solar power project.  The Company must supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.   Once submitted, PEDA will review the pre-feasability report and make a final determination about the feasibility of the proposed solar power project.  In the event that PEDA determines that the solar power project is viable, the Company and PEDA will enter into a separate agreement memorializing the terms for the construction of the 25 mega watt power plant.

In conjunction with the entry into the MOU, the Company has paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $131,750) in the form of a bank guarantee / demand draft in favor of PEDA.  The performance security deposit shall be refunded upon either the commission of the solar power project, or the PEDA’s failure to accept the Company’s pre-feasibility report.

In anticipation of moving forward with the solar power project in Punjab, the Company formed a wholly-owned subsidiary corporation named Solarise, Inc. in the State of Nevada (“Solarise”) for the purposes of facilitating the construction of the 25 Mega Watt power plant.  It is anticipated that once a material definitive agreement setting forth the terms and conditions for the construction of the 25 mega watt power plant is established, subject to PEDA’s approval, the Company will cause the agreement to be entered into by its wholly-owned subsidiary, Solarise.  As a result, the Company currently plans to conduct operations, if any, relating to the construction of the power plant through Solarise.  Furthermore, on July 13, 2009, Solarise entered into a non-binding Letter of Intent (“LOI”) with LDK Solar Europe Holding SA, a corporation with a seat in Luxembourg (“LDK”) regarding a potential joint venture between LDK and Solarise pursuant to which LDK, would, following the execution of necessary agreements, assist Solarise with the manufacture and assembly of the 25 mega watt power plant in Punjab, India.

As noted above, no material definitive agreements have been entered into regarding the construction of the 25 mega watt power plant in Punjab, India; the Company and its subsidiary have only entered into a non-binding MOU and LOI.  The MOU and the LOI are both conditional and there is no guarantee that the Company will be able to meet the conditions of either the MOU or LOI. The foregoing is an explanation of the preliminary steps that the Company has taken with regards to the potential entry into material definitive agreements and construction of the power plant in Punjab, India.

During the fiscal year ending March 31, 2010, the Company anticipates that it will continue to pursue the development of the solar power plant in Punjab, India.  Additionally, in the event that the Lassen Solar Panel is ready for commercial applications when the Company begins construction on the power plant, and the Company is able to meet the financial requirements of the License Agreement, the Company anticipates utilizing the Lassen Solar Panel in the project.  However, if the Lassen Solar Panel is not yet ready for commercial applications, the Company will utilize currently available commercial solar panels for the construction of the project.

Results of Operation

As of June 30, 2009, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended June 30, 2009. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the three months ended June 30, 2009, the Company did not have any sales or generate any revenues.  As of June 30, 2009, the Company’s unaudited balance sheet reflects total assets of $2,814,628 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan in the amount of $188,363; and iv) a Performance Bond ledger with the Punjab Government in the amount of $131,750.  As of June 30, 2009, the Company’s unaudited balance sheet reflects total liabilities of $2,166,511.  The Company has cash on hand of $6,519 and a deficit accumulated in the development stage of $2,033,462.

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

On June 13, 2009, the Company conducted a Private Placement Offering, pursuant to which the Company raised $111,780 through the sale of 384,453 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up until June 13, 2012.   The funds received through the private placement offering will be used to fund the Company’s operating activities.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 12, 2009, the Company issued at total of 1,000,000 shares of its common stock pursuant to the terms of a Compensation Agreement and the Consulting Agreement entered into between the Company and Capital Group Communications and a Compensation Agreement entered into between the Company and Capital Group Communications.  The consideration for the issuance of the shares was the provision of consulting services by Capital Group Communications.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

On June 13, 2009, the Company conducted a Private Placement Offering, pursuant to which the Company raised $111,780 through the sale of 384,453 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.42 per share at any time up until June 13, 2012.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933 (the “1933 Act”).  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 14, 2009

 Title: Chief Executive Officer & CFO