Form 10-Q
period 2009-09-30
P2 Solar, Inc.
filed 2009-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009 the Issuer had 37,381,817 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7

Statements of Cash Flows	8-9

Notes to Unaudited Financial Statements	10 - 16

P2 SOLAR, INC.
(Formerly Natco International, Inc.)
Balance Sheets at September 30th
Expressed in U.S Dollars

	30-Sep	31-Mar
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$5,424	$-
Accounts Receivable	-	-
Prepaid Assets	118,254	8,209
Performance Bond	143,107	-
Interest Receivable on Loan to PVT	201,884	164,242
Loan to PVT	1,485,000	1,485,000

Total Current Assets	1,953,669	1,657,451

Long Term Assets
Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation		8,916

Total Assets	$2,953,669	$2,666,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$-	$14,010
Accounts Payable	73,614	65,715
Lassen License Payable	770,000	800,000
Accrued Liabilities	67,919	67,919
Loan Payable	716,563	476,433
Due to related Parties	824,752	701,880

Total Current Liabilities	$2,452,848	$2,125,957

Total Liabilities	$2,452,848	$2,125,957

Stockholders' Equity
Authorized:
50,000,000 Common Shares, with a par value $0.001,
5,000,000 Preferred Shares, with a par value $0.001,
Issued:
Common shares - 28,465,946
(3/31/2009 -36,881,817) respectfully

Paid in Capital -Statement 3	28,465	36,881

Additional Paid-in Capital -Statement 3	3,025,222	2,795,722

Share Subscriptions	115,336

Other Comprehensive Income - Statement 3	(287,512)	(106,108)

Deficit Accumulated before Development Stage	(1,888,262)	(1,888,262)

Deficit Accumulated during Development Stage	(492,428)	(297,823)

Total Stockholders' Equity	$500,821	$540,410

Total Liabilities and Stockholders' Equity	$2,953,669	$2,666,367
		-

The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International, Inc.)
Statements of Operations
Expressed in U.S Dollars

	Three Months Ended	Three Months Ended	Six Months Ending	Six Months Ending	Since Inception
	September 30	September 30	September 30	September 30	to September 30
	2009	2008	2009	2008	2009

Income
Sales	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-

Gross Profit	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	868	550	2,345	2,207	10,629
Amortization					-
Automotive					-
Bad Debts					-
Bank Charges	167	778	584	1,500	2,752
Commissions					-
Consulting Fees	59,931		124,897		298,290
Insurance					-
Legal and Accounting	16,485	5,355	28,503	10,969	88,015
Office and other	297	552	560	1,333	4,084
Rent	2,614	2,696	5,067	5,382	16,309
Research and Development					-
Salaries and benefits	17,059	17,591	33,066	35,181	99,485
Telephone and Utilities	611	320	1,289	1,624	4,332
Travel and trade shows			13,872	-	22,282
Currency Exchange Loss (Gain)	1,001	-	624	-	624

Total Expenses	99,033	27,842	210,807	58,196	546,802
					-
Net Loss from Operations	(99,033)	(27,842)	(210,807)	(58,196)	(546,802)
					-
Other Items					-
Interest on PVT Loan	13,690	23,722	37,642	48,231	120,171

Other Income					-
Cancellation of Options					-
Interest Expense	(7,772)	(2,390)	(15,258)	(9,376)	(59,615)
	$ 5,918	$ 21,332	$ 22,384	$ 38,855	$ 60,556

Loss from Continued Operations	(93,115)	(6,510)	(188,423)	(19,341)	(486,246)

Net Income (loss) from

					-
Net Loss before tax	(93,115)	(6,510)	(188,423)	(19,341)	(486,246)

Income tax			6,182		6,182

Net Loss	(93,115)	(6,510)	(194,605)	(19,341)	(492,428)
					-
Other comprehensive income	(88,598)	107,342	(181,404)	115,145	144,872

Net Loss and Comprehensive loss	$ (181,713)	$ 100,832	$ (376,009)	$ 95,804	$ (347,556)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average
Number of Shares	28,465,946	26,747,614	30,107,866	24,647,614

The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International, Inc.)
Shareholders equity

	Common	Common	Additional	Shares	Other
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)	Deficit	Total
Balance (deficiency) March 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares	718,332	718	214,782	-	-	-	215,500
Issuance of shares	8,915,871	8,916		-	-	-	8,916
Shares for services (authorized in Jan. 2009 but issued in May 2009)	500,000	500	169,500				170,000
Change in foreign currency translation adjustment					326,276		326,276
Net loss						(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	$36,881	$2,795,722	$0	$(106,108)	$(2,186,085)	$540,410

Issuance of Shares	500,000	500	229,500				230,000
Share subscription	-	-	-	115,336	-	-	115,336
Shares cancelled	(8,915,871)	(8,916)					(8,916)
Change in foreign currency translation adjustment					(181,404)		(181,404)
Net loss						(194,605)	(194,605)

Balance (deficiency) Sept 30, 2009	28,465,946	$28,465	$3,025,222	$115,336	$(287,512)	$(2,380,690)	$500,821
The accompanying notes are an integral part of these statements

P2 SOLAR, INC.
(Formerly Natco International, Inc.)
Statements of Cash Flows
Expressed in U.S Dollars

	Six Months Ended	Six Months Ended	(Inception)
	September 30	September 30	September 30
	2009	2008	2009
Operating Activities
Net (Loss)	$ (194,605)	$ (19,341)	$ (492,428)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	230,000	-	400,000
Depreciation	-	-	-
Interest due to related parties	15,075	8,756	55,733
Wages accrued to director	33,066	35,181	99,485
Changes in Operating Assets and Liabilities			-
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(37,642)	(44,862)	(119,627)
Inventory		-	-
Prepaid expense	(110,045)	(1,240)	(110,873)
Increase/(Decrease) in Accounts Payable	7,899	(25,310)	(23,228)
Increase/(Decrease) in Accrued Liabilities	-	(11,847)	(12,500)

Net Cash Provided by Operating Activities	(56,252)	(58,663)	(203,438)

Investment Activities
Loan to PVC	-	-	-
Investment in Lassen	-	-	-
Solar Panel License	(30,000)	-	(230,000)
Net Cash (Used) by Investment Activities	(30,000)	-	(230,000)

Financing Activities
Bank Indebtedness	(14,010)	(4,629)	(17,734)
Due to Related party	74,731	(55,682)	(126,006)
Performance Bond	(143,107)		(143,107)
Loans Payable	240,130	63,106	(1,072,922)
Proceeds from Subscriptions Receivable	115,336	(1,384,277)	115,336
Proceeds from sale of Common Stock	-	1,325,000	1,540,500

Net Cash Provided by Financing Activities	273,080	(56,482)	296,067

Foreign Exchange	(181,404)	115,145	142,795

Change in cash and cash equivalents	5,424	-	5,424

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ 5,424	$ -	$ 5,424

Supplemental Information:
Interest Paid	$ 183	$ 620	$ 6,209
Income Taxes Paid	$ 6,182	$ -	$ 10,568

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

1.

Basis of Presentation, Nature of Operations and Going Concern

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended March 31, 2009.

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

The Company had two products, jewelry cleaner and a tire sealant. During the fiscal year ended March 31 2007, the Company discontinued its production of both lines. The Company had signed a binding letter of agreement with Photo Violation Technologies Corp. (PVT), which would have lead PVT to take over the Company in a reverse merger. However, this agreement was cancelled in December 2007.  The Company signed another letter of agreement in February 2008 with Lassen Energy, Inc to do a share exchange merger. On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a Licensing agreement with Lassen that gives the company rights to their products in India, Canada, and Hawaii. On July 13, 2009, the Company signed a Memorandum of Understanding (MOU) with Punjab Energy Development Agency (PEDA). Pursuant to the terms of the MOU, the company is authorized to prepare and submit a pre-feasibility report for the proposed development and construction of a 25 Megawatt Solar Power Station within the Indian State of Punjab.  The Company has been in the development stage in the solar business since February 2008.  The current financial statements represent the Company’s results since it entry into the solar business.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The Company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through the Licensing agreement with Lassen Energy, Inc. and the construction of the power plant in Punjab, India.

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

2.

Summary of Significant Accounting Policies

Recently issued accounting standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009

The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.

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

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

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

4.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors has been stayed pending posting of security for costs. P2’s action against PVT is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputing that it owes P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  The company is vigorously attempting to collect on the judgment.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.  The Company believes that this debt is collectable and will be collected.

5.    Bank Indebtedness

Details are as follows:

	September 30, 2009	March 31, 2009
Checks written in excess of funds on deposit	$ -	$ -

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	US$ -	(14,010)

	-	(14,010)
Less: Current Portion	-	(14,010)

Long-term portion	$ -	$ -

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	September 30, 2009	March 31, 2009
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 14,153	$ 12,015

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	136,125	201,457

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	668,455	483,297

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	6,019	5,110
	$ 824,752	$ 701,879
Less: Current portion	(824,752)	(701,879)
Long-term portion	$ -	$ -

7.    Capital Stock

a) Authorized Stock

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

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

b) Share Issuances

On January 13, 2009, the Company signed a Compensation Agreement with Capital Group Communications (“CGC”) of Sausalito, California, pursuant to which the Company agreed to compensate CGC for past consulting services rendered by CGC and for introduction to and assistance with the negotiations with Lassen Energy with the issuance of 500,000 shares of restricted common stock.  The 500,000 shares of common stock were recorded at $0.34 per share (market price at the agreement date) in total amount of $170,000 and issued on May 12, 2009.

On March 12, 2009, signed a Consulting Agreement with CGC, pursuant to which CGC agreed to provide consulting services to the Company for an initial one year period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CGC with an initial issuance of a total of 500,000 shares of restricted common stock.  Under the terms of the Consulting Agreement, the Company has the option to extend the agreement for an additional 12 month period by issuing another 500,000 shares of restricted common stock to CGC. The initial 500,000 shares of common stock were recorded at $0.46 per share (market price at the agreement date) in total amount of $230,000 and issued on May 12, 2009.

c) Share Subscriptions

At September 30, 2009 there were Share Subscriptions in a total amount of $115,336 outstanding.

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

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2009

Expressed in US Dollars

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

8.  Other Significant and Subsequent events

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

In June, 2009, the company has signed two share subscription agreements with third parties. Pursuant to these agreements, the subscribers agree to purchase total 384,454 Units at $0.30 per Unit in total amount of $115,336. Each Unit consists of one share of common stock and one Warrant. One Warrant entitles the holder thereof to purchase one share of common stock at $0.42 per share at anytime during the period of 36 months from the date of closing.

On July 13, 2009, the Company has signed a Memorandum of Understanding (MOU) with Punjab Energy Development Agency (PEDA). Pursuant to the terms of the MOU, the company is authorized to prepare and submit a pre-feasibility report for the proposed development and construction of a 25 Megawatt Solar Power Station within the Indian State of Punjab.

On July 13, 2009, the Company has signed a Letter of Intent (LOI) with LDK Solar Europe Holding SA. (LDK).  Pursuant to the terms of the LOI, LDK will assist the company with the production and manufacture of solar panels and manufacture and assembly of the above described 25 mega watt power plant in PunJab, India.

On September 24, 2009, the British Columbia Supreme Court has awarded judgment in favour of P2 Solar, Inc. against Photo Violation Technologies Corp. ("PVT") in the amount of $1,485,000.00 CAD plus interest.

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

The Lassen Solar Panel is still in the developmental stage.  Once the Lassen Solar Panels receives Underwriters Laboratories, Inc. (“UL”) Certification indicating that the Lassen Solar Panel is ready for commercial distribution, the Company will begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  The Company anticipates that the facilities will be established and operational within approximately one (1) year of the receipt of UL Certification.

Additional Business Operations

In addition to the Company’s business operations relating to the manufacturing, distribution and sales of solar panels, the Company is currently in negotiations with the government of Punjab, India to build a 200 mega watt power plant in that state.  On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which will serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement has been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company is only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU does not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. Once submitted, PEDA will review the pre-feasability report and make a final determination about the feasibility of the proposed solar power project.  In the event that PEDA determines that the solar power project is viable, the Company and PEDA will enter into a separate agreement memorializing the terms for the construction of the 25 mega watt power plant.

In conjunction with the entry into the MOU, the Company has paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $143,107) in the form of a bank guarantee / demand draft in favor of PEDA.  The performance security deposit shall be refunded upon either the commission of the solar power project, or the PEDA’s failure to accept the Company’s pre-feasibility report.

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

Results of Operation

As of September 30, 2009, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three or six months ended September 30, 2009 as compared to the three or six months ended September 30, 2008.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the six months ended September 30, 2009. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the six months ended September 30, 2009, the Company did not have any sales or generate any revenues.  As of September 30, 2009, the Company’s unaudited balance sheet reflects total assets of $2,953,669, which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $201,884; and iv) a Performance Bond with the Punjab Government in the amount of $143,107.  As of September 30, 2009, the Company’s unaudited balance sheet reflects total liabilities of $2,452,848.  The Company has cash on hand of $5,424 and a deficit accumulated during the development stage of $492,428.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the $770,000 to cover the final payment that will need to be paid pursuant to the terms of the License Agreement. The Company has financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure does not include the legal expenses associated with the law suit against PVT, but does include $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and an additional $770,000 to cover the payment under the License Agreement.  As discussed more fully in Part II, Item 1, below, we are currently pursuing PVT for the money it owes us ($1,485,000) plus interest and damages.

The Company anticipates that it will attempt to raise 2 to 3 million dollars through the sale of the Company’s securities to both cover the Company’s operating expenses, and to make the $770,000 payment pursuant to the License Agreement.  If successful in our anticipated fundraising efforts, we will be able to pay all of the Company debt, comply with the terms of the License Agreement, and have additional working capital.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not been identified as yet.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the

Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT had breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the Company extended the law suit to include, the other two directors and one employee.  On July 22, 2009, the Company was awarded a judgment in its legal proceeding against PVT in the amount of $1,485,000, plus interest.  The Company is in the process of pursuing all available options to collect on its judgment against PVT.  Additionally, in November 2008, the Company launched another law suit against PVT for spreading misinformation about the Company through a number of websites; this legal proceeding is currently ongoing.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 19, 2009

 Title: Chief Executive Officer & Chief Financial Officer