Form 10-K/A
period 2009-03-31
P2 Solar, Inc.
filed 2009-11-30
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:

P2 Solar, Inc., a Delaware corporation is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on July 15, 2009 (the "Original Filing") to restate and reissue its audited financial statements for fiscal year ended March 31, 2009 contained in the Original Filing to include the opinion of Lake & Associates, CPA’s LLC, a registered public accounting firm.  The previously issued statements were audited by Moore and Associates Chartered Accountants and Advisors whose registration was revoked in August of 2009.

Additionally, the audited financial statements for fiscal year ended March 31, 2009 have been restated to properly value the cancelled shares from Lassen Energy, Inc. and shares issued for service completed before March 31, 2009.  The effect of the restatement is described in note 16 in the notes to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment: i) amends the information contained in Item 7 in the Original Filing; and ii) amends the information contained in Item 9A of the Original Filing.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

During the fiscal year ended March 31, 2009, the Company did not experience any sales or generate any revenues.  As of March 31, 2009, the Company’s audited balance sheet reflects total assets of $2,666,367 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) shares in Lassen valued at $8,916; and iv) an interest receivable on the loan in the amount of $164,242.  As of March 31, 2009, the Company’s balance sheet reflects total liabilities of $2,125,957.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $2,186,005.

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

P2 SOLAR, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets	17-18

Statements of Operations And Comprehensive Income	19-20

Statements of Stockholders Equity	21-22

Statements of Cash Flows	23-24

Notes to Consolidated Financial Statements	25-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of P2 Solar, Inc.

We have audited the accompanying balance sheets of P2 Solar, Inc. (the “Company”) as of March 31, 2009 and 2008 and related statements of operations, stockholders’ deficit, and cash flows for the years then ended March 31, 2009 and 2008, and for the period since inception to March 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. as of March 31, 2009 and 2008 and the results of its operations and its cash flows for years ended March 31, 2009 and 2008, and for the period since inception to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, these statements have been restated.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Boca Raton, Florida

November 10, 2009

20283 State Road #7

 Suite 300

Boca Raton, Florida 33498

Phone: 561.982.9874

Fax: 561.982.7985

P2 Solar , Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Expressed in U.S Dollars
As of March 31, 2009 and 2008

	31-Mar	31-Mar
	2009	2008
	(Audited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Inventory	-	-
Prepaid Assets	8,209	4,234
Interest Receivable on Loan to PVT	164,242	95,099
Loan to PVT	$ 1,485,000	$ 1,485,000
	-	-
Total Current Assets	1,657,451	1,584,333

Long Term Assets

Solar Panel License	1,000,000
Shares in Lassen Corporation	8,916
Product Rights	-	1

Total Assets	$ 2,666,367	$ 1,584,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$ 14,010	$ 20,171
Accounts Payable	65,715	93,210
Lassen License Payable	800,000
Accrued Liabilities	67,919	92,344
Loan Payable	476,433	410,734
Due to related Parties	701,880	811,288

Total Current Liabilities	2,125,957	1,427,747

Total Liabilities	2,125,957	1,427,747

Stockholders' Equity
Authorized:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:
Common shares - 36,881,817
(3/31/2008 - 20,447,614) respectively
Paid in Capital	36,881	20,447

Additional Paid-in Capital	2,795,722	1,092,740

Share Subscriptions		1,384,277

Other Comprehensive Income	(106,108)	(432,384)

Deficit Accumulated during Development
Stage	(2,186,085)	(1,908,493)

Total Stockholders' Equity	540,410	156,587

Total Liabilities and Stockholders' Equity	$ 2,666,367	$ 1,584,334
	-	-

The accompanying notes are an integral part of these statements

P2 Solar , Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Operations
Expressed in U.S Dollars
For the years ended March 31, 2009 and 2008 and the period inception to March 31, 2009

	For the year ended	For the year ended	Since Inception
	31-Mar	31-Mar	to March 31
	2009	2008	2009

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	6,671	18,843	8,284
Amortization			-
Automotive			-
Bad Debts			-
Bank Charges	2,002	1,116	2,168
Commissions			-
Consulting Fees	173,393		173,393
Insurance			-
Legal and Accounting	48,661	67,899	59,512
Office and other	2,948	9,500	3,524
Rent	10,288	10,244	11,242
Research and Development			-
Salaries and benefits	66,419	54,398	66,419
Telephone and Utilities	2,729	4,865	3,043
Travel and trade shows	8,410	1,649	8,410
Currency Exchange Loss (Gain)	-	(408)	-

Total Expenses	321,521	168,106	335,995
			-
Net Loss from Operations	(321,521)	(168,106)	(335,995)

Other Items
Interest on PVT Loan	69,687	94,555	82,529
Other Income			-
Cancellation of Options		49,940	-
Interest Expense	(25,758)	(116,266)	(44,357)
	$ 43,929	$ 28,229	$ 38,172

Loss from Continued operations	(277,592)	(139,877)	(297,823)

Net Income (loss) from
discontinued operations (Note 12)		(3,093)	-
			-
Net Loss	(277,592)	(142,970)	(297,823)
			-
Other comprehensive income	326,276	(192,653)	326,276

Net Loss and Comprehensive loss	$ 48,684	$ (335,623)	$ 28,453

Basic and Diluted
(Loss) per Share	$ 0.00	$ (0.01)

Weighted Average
Number of Shares	29,028,965	17,290,237

The accompanying notes are an integral part of these statements

P2 Solar , Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Shareholders Equity (Deficit)
Expressed in U.S Dollars
For the years ended March 31, 2009 and 2008

	Common	Common	Additional	Shares	Other	Accumulated Deficit	Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2007	15,047,614	$15,047	$1,072,687	$70,853	$(239,731)	$(1,765,523)	$(846,666)
Issuance of shares
at CDN$0.10/share

Issuance of shares	850,000	850	70,003	(70,853)	-	-	-
at CDN$0.10/share

Issuance of shares	4,550,000	4,550	-	-	-	-	4,550
Cancellation of Stock Options	-	-	(49,950)	-	-	-	(49,950)
Share subscription	-	-	-	1,384,277	-	-	1,384,277
Change in foreign currency translation adjustment					(192,653)		(192,653)
Net loss						(142,970)	(142,970)

Balance (deficiency) March 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares(Note 9)	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares (Note 9)	718,332	718	214,782	-	-	-	215,500
Issuance of shares(Note 9)	8,915,871	8,916		-	-	-	8,916
Shares for services (authorized but not issued as of 3/31/2009, Note 14)	500,000	500	169,500				170,000
Change in foreign currency translation adjustment					326,276		326,276

Net loss						(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	$36,881	$2,795,722	$0	$(106,108)	$(2,186,085)	$540,410

The accompanying notes are an integral part of these statements

P2 Solar , Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Cash Flows
Expressed in U.S Dollars
For the years ended March 31, 2009 and 2008 and the period inception to March 31, 2009

	For the year ended	For the year ended	(Inception) to
	March 31	March 31	March 31
	2009	2008	2009
Operating Activities
Net (Loss)	$ (277,592)	$ (142,970)	$ (297,823)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	-	-
Depreciation	-	-	-
Write off of assets from discontinued operations			-
Interest due to related parties	22,059	64,451	40,658
Wages accrued to director	66,419	54,398	66,419
Cancelled stock based compensation	-	(49,950)	-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(69,143)	(95,099)	(81,985)
Bad Debt		2,980	-
Inventory	-	-
Prepaid expense	(3,975)	11,412	(828)
Increase/(Decrease) in Accounts Payable	(27,495)	12,750	(31,127)
Increase in Solar Panel Payable
Increase/(Decrease) in Accrued Liabilities	(24,425)	80,130	(12,500)

Net Cash Provided by Operating Activities	(314,152)	(61,898)	(317,186)

Net cash provided by (used in ) Discontinued operations	-	(216)

	(314,152)	(62,114)	(317,186)

Investment Activities
Purchase of Equipment	-	-	-
Investment in Lassen	(8,916)		(8,916)

Solar Panel License	(200,000)		(200,000)
Loan to PVC	-	(1,485,000)

Net Cash (Used) by Investment Activities	(208,916)	(1,485,000)	(208,916)

Financing Activities
Bank Indebtedness	(6,161)	1,039	(3,724)
Due to Related party	(197,885)	(60,834)	(200,737)
Loans Payable	65,699	410,734	(1,313,052)
Proceeds from Subscriptions Receivable	(1,384,277)	1,313,424	-
Proceeds from sale of Common Stock	1,719,416	75,404	1,719,416

Net Cash Provided by Financing Activities	196,792	1,739,767	201,903

Foreign Exchange	326,276	(192,653)	324,199

Change in cash and cash equivalents	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ 6,026	$ 1,705	$ 6,026
Income Taxes Paid	$ -	$ 4,386	$ 4,386

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

v) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the requirements of  SFAS 168, but it is not expected to have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has evaluated the requirements of SFAS 161, and determined that it does not have a material impact.

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

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued FASB Staff Position No 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at lease annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 157 for nonfinancial assets and liabilities and does not expect it to have a material impact.

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

7.    Bank Indebtedness

Details are as follows:

	2009	2008
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	US$ (14,010)	(20,171)

	(14,010)	(20,171)
Less: Current Portion	(14,010)	(20,171)

Long-term portion	$ -	$ -

8.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2009	2008
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 12,015	$ 14,763

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	201,457	269,347

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	483,297	520,899

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	5,110	6,279
	$ 701,879	$ 811,288
Less: Current portion	(701,879)	(811,288)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $24,679 (2008 - $71,653).

c) Salaries and benefits include $66,419(2008 - $54,398) paid to a director and officer of the Company.

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

16. Restatements

On November 17, 2009 the Company determined that a restatement of its financial statements for the year ended March 31, 2009 was necessary to properly value the cancelled shares from Lassen Energy  (note 15) and shares issued for service completed before March 31, 2009 (note 14).

The effect of these restatements on the Company’s previously issued audited March 31, 2009 financial statements is detailed below:

Balance Sheet as of March 31, 2009
	Previously reported	Adjustments		As restated

Bank Indebtedness (Note 6)	$ 13,513	$ 497	(2)	$ 14,010
Accounts Payable	63,800	1,915	(2)	65,715
Total Liabilities	2,123,545	2,412		2,125,957
		-
Par value of stock	36,381	500	(3)	36,881
Additional Paid-in Capital	2,626,222	169,500	(3)	2,795,722
Other Comprehensive Income	(129,826)	23,718	(1,2)	(106,108)
Deficit Accumulated during Development Stage	(1,989,955)	(196,130)	(1,3)	(2,186,085)
Total Liabilities and Stockholders' Equity	$ 2,666,367	$ -		$ 2,666,367

Statements of Operations for Year Ended March 31, 2009
	Previously reported	Adjustments		As restated
Total Expenses	$ 135,450	$ 186,071	(1,2,3)	$ 321,521
Interest Expense	(23,024)	(2,734)	(2)	(25,758)
Net Loss	$ (88,787)	$ (188,805)	(1,2,3)	$ (277,592)

Statement of Shareholder's Equity for the Period Ended March 31, 2009
	Previously reported	Adjustments		As restated
Shares for services (authorized but not issued as of 3/31/2009)	-	170,000	(3)	170,000
Change in foreign currency translation adjustment	302,639	23,637	(2)	326,276
Net loss	(88,787)	(188,805)	(1,2,3)	(277,592)
Balance (deficiency) as of March 31, 2009	$ 542,822	$ (2,412)	(1,2,3)	$ 540,410

Statement of Cash Flows for the Year Ended March 31, 2009
	Previously reported	Adjustments		As restated
Net (Loss)	$ (88,787)	$ (188,805)	(1,2,3)	$ (277,592)
Net Cash Provided by Operating Activities	$ (134,314)	$ (179,837)	(1,2,3)	$ (314,151)
		-
Net Cash Provided by Financing Activities	$ 40,591	$ 156,201	(1,2,3)	$ 196,792

Foreign Exchange	$ 302,639	$ 23,637	(2)	$ 326,276
		-
Change in cash and cash equivalents	$ -	$ -		$ -

Statements of Operations from Inception to March 31, 2009
	Previously reported	Adjustments		As restated
Sales	$ 392,635	$ (392,635)	(1)	$ -
		-
Cost of Sales	239,602	(239,602)	(1)	-
		-
Gross Profit	$ 153,033	$ (153,033)	(1)	$ -
		-
Total Expenses	$ 1,962,157.00	(1,626,162)	(1,2,3)	$ 335,995
		-		-
Net Loss	$ (1,989,955)	$ 1,692,132		$ (297,823)

Statements of Cash Flows from Inception to March 31, 2009
	Previously reported	Adjustments		As restated
Net (Loss)	$ (1,989,955)	$ 1,692,132	(1,2,3)	$ (297,823)
Net Cash Provided by Operating Activities	$ (1,348,482)	$ 1,031,297		$ (317,185)
		-
Net cash provided by (used in ) Discontinued operations	$ (31,984)	$ 31,984	(1)
		-
Net Cash (Used) by Investment Activities	$ (1,756,558)	$ 1,547,642	(1,2,3)	$ (208,916)
		-
Net Cash Provided by Financing Activities	$ 3,266,850	$ (3,064,947)	(1,2,3)	$ 201,903

Foreign Exchange	$ (129,826)	$ 454,025	(2)	$ 324,199
		-
Change in cash and cash equivalents	$ -	$ -		$ -

Explanations for adjustments:

(1) The company has discontinued both jewelry cleaner and tire sealant business before it entered solar energy power stations and manufacturing business. The company has not had any revenues since then, income and expenses have been adjusted to better reflect the company’s financial situation in its development stage.

(2) To reflect the impact of the foreign currency exchange on the company’s financial statement.

(3) The 500,000 shares issued to CGC for service (note 14) originally recorded in May 2009 were expensed for the period when the service was delivered.

The financial statements for the periods ended March 31, 2009 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The footnotes to the financial statements have been revised to include the disclosure of material events occurring subsequent the financial statements.

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

Additionally, the Company's chief executive officer and chief financial officer reviewed whether the restatement of the Company's financial statements for the fiscal year ended March 31, 2009, as described in the Explanatory Note above and Note 16 to the financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of March 31, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements were completed to properly value the cancelled shares from Lassen Energy and shares issued for service completed before March 31, 2009. Therefore, based on that review, the Company's management, including the chief executive officer and chief financial officer determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of March 31, 2009, had not changed.

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

There was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position
Raj-Mohinder S. Gurm	49	President, Chief Financial Officer and Director EOChairman of the Board of Directors, CEO, President
Gerry Podersky-Cannon	62	Director
Hans Edblad	42	Director

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

10.14

Agreement dated May 7, 2009 by and between P2 Solar, Inc., Lassen Energy, Inc., DBK Corporation, and Darry Boyd, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 13, 2009.

10.15	Agreement dated May 7, 2009 by and between P2 Solar, Inc., and Lassen Energy, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 13, 2009.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer

Date:  November 30, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date: November 30, 2009

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  November 30, 2009