Form 10-Q/A
period 2009-06-30
P2 Solar, Inc.
filed 2009-11-30
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

P2 Solar, Inc., a Delaware corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 14, 2009 (the "Original Filing") to restate and reissue its unaudited financial statements for the fiscal period ended June 30, 2009 to properly value the cancelled shares from Lassen Energy, Inc. and shares issued for service completed before March 31, 2009.  The effect of the restatement is described in note 9 in the notes to the financial statements contained in this Amendment.

In addition to the restatements discussed above, this Amendment: i) amends the information contained in Item 2 in the Original Filing; and ii) amends the information contained in Item 4T of the Original Filing.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2009, and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	4-5

Statements of Operations	6-7

Statements of Stockholders’ Equity (Deficit)	8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11 - 19

P2 Solar, Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Balance Sheet at June 30th
Expressed in U.S Dollars

	30-Jun	31-Mar
	2009	2009
	(Unaudited)	(audited)
ASSETS

Current Assets
Cash	$6,519	$-
Accounts Receivable	-	-
Inventory		-
Prepaid Assets	175,496	8,209
Performance Bond	131,750
Interest Receivable on Loan to PVT	188,363	164,242
Loan to PVT	$1,485,000	$1,485,000

Total Current Assets	1,987,128	1,657,451

Long Term Assets

Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation	-	8,916

Total Assets	$2,987,128	$2,666,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$-	$14,010
Accounts Payable	73,452	65,715
Lassen License Payable	770,000	800,000
Accrued Liabilities	67,919	67,919
Loan Payable	635,196	476,433
Due to related Parties	757,543	701,880

Total Current Liabilities	2,304,110	2,125,957

Total Liabilities	2,304,110	2,125,957

Stockholders' Equity
Authorized:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:
Common shares - 28,465,946
(3/31/2009 - 36,381,817) respectively
Paid in Capital	28,465	36,881

Additional Paid-in Capital	3,025,222	2,795,722

Share Subscriptions	115,336	-

Other Comprehensive Income	(198,914)	(106,108)

Deficit Accumulated before Development	(1,888,262)	(1,888,262)
Stage

Deficit Accumulated during Development
Stage	(398,830)	(297,823)

Total Stockholders' Equity	683,018	540,410

Total Liabilities and Stockholders' Equity	$2,987,128	$2,666,367
		-

The accompanying notes are an integral part of these statements

P2 Solar, Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Operations
Expressed in U.S Dollars

	Three Months Ending	Three Months Ending	Since Inception
	30-Jun	30-Jun	to June 30
	2009	2008	2009

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	1,491	1,747	9,775
Amortization			-
Automotive			-
Bad Debts			-
Bank Charges	411	761	2,579
Commissions			-
Consulting Fees	64,815		238,208
Insurance			-
Legal and Accounting	12,195	5,916	71,707
Office and other	265	823	3,789
Rent	2,467	2,831	13,709
Research and Development			-
Salaries and benefits	16,096	18,535	82,515
Telephone and Utilities	679	1,374	3,722
Travel and trade shows	13,505		21,915
Currency Exchange Loss (Gain)	(337)		(337)

Total Expenses	111,587	31,987	447,582

Net Loss from Operations	(111,587)	(31,987)	(447,582)

Other Items
Interest on PVT Loan	24,121	25,824	106,650
Other Income			-
Cancellation of Options			-
Interest Expense	(7,522)	(7,361)	(51,879)
	$ 16,599	$ 18,463	$ 54,771

Loss from Continued operations	(94,988)	(13,524)	(392,811)

Net Income (loss) from
discontinued operations

Net Loss before Income Tax	(94,988)	(13,524)	(392,811)

Income Tax	6,019		6,019

Net Loss	(101,007)	(13,524)	(398,830)

Other comprehensive income	(92,806)	7,803	233,470

Net Loss and Comprehensive loss	$ (193,813)	$ (5,721)	$ (165,360)

Basic and Diluted
(Loss) per Share	$ (0.01)	$ (0.01)

Weighted Average
Number of Shares	31,767,829	22,524,537

The accompanying notes are an integral part of these statements

P2 Solar, Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Shareholders Equity (Deficit)
Expressed in U.S Dollars

	Common	Common	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares	718,332	718	214,782	-	-	-	215,500
Issuance of shares	8,915,871	8,916		-	-	-	8,916

Shares for services (authorized in Jan. 2009 but issued in May 2009)	500,000	500	169,500				170,000
Change in foreign currency translation adjustment					326,276		326,276
Net loss						(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	$36,881	$2,795,722	$0	$(106,108)	$(2,186,085)	$540,410

Issuance of Shares	500,000	500	229,500				230,000
Share subscription	-	-	-	115,336	-	-	115,336
Shares cancelled	(8,915,871)	(8,916)					(8,916)
Change in foreign currency translation adjustment					(92,806)		(92,806)
Net loss						(101,007)	(101,007)

Balance (deficiency) June 30, 2009	28,465,946	$28,465	$3,025,222	$115,336	$(198,914)	$(2,287,092)	$683,018
The accompanying notes are an integral part of these statements

P2 Solar, Inc.
(Formerly Natco International, Inc.)
(Development Stage Company)
Statement of Cash Flows
Expressed in U.S Dollars

	Three Months Ended	Three Months Ended	(Inception)
	June 30	June 30	June 30
	2009	2008	2009
Operating Activities
Net (Loss)	$(101,007)	$(13,524)	$(398,830)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	230,000	-	400,000
Depreciation	-	-	-
Write off of assets from discontinued operations
Interest due to related parties	7,370	7,157	48,028
Wages accrued to director	16,096	18,535	82,515
Bad Debts
Cancelled stock based compensation	-		-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-		-
Interest receivable	(24,121)	(26,212)	(106,106)
Inventory	-	-	-
Prepaid expense	(167,287)	1,378	(168,115)
Performance Bond	(131,750)		(131,750)
Increase/(Decrease) in Accounts Payable	7,737	(20,815)	(23,390)
Increase/(Decrease) in Accrued Liabilities	-	(8,333)	(12,500)
Net Cash Provided by Operating Activities	(162,962)	(41,814)	(310,148)

Net cash provided by (used in ) Discontinued operations	-

	(162,962)	(41,814)	(310,148)
Investment Activities
Purchase of Equipment	-	-
Investment in Lassen	-		-
Solar Panel License	(30,000)		(230,000)
Loan to PVC	-	-

Net Cash (Used) by Investment Activities	(30,000)	-	(230,000)
Financing Activities

Bank Indebtedness	(14,010)	1,605	(17,734)
Due to Related party	33,025	(4,753)	(167,712)
Loans Payable	158,763	37,159	(1,154,289)
Proceeds from Subscriptions Receivable	115,336	-	115,336
Proceeds from sale of Common Stock		-	1,540,500

Net Cash Provided by Financing Activities	293,114	34,011	316,101

Foreign Exchange	(92,806)	7,803	231,393

Change in cash and cash equivalents	6,519	-	6,519
Cash, Beginning of Period	-	-	-
Cash, End of Period	$6,519	$-	$6,519

Supplemental Information:
Interest Paid	$152	$204	$6,178
Income Taxes Paid	$6,019	$-	$10,405
The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Formerly Natco International Inc

Development Stage Company

Notes to Interim Financial Statements

For the Three Months Ended June 30, 2009

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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout.

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

3.

Solar Panel License and Share Exchange

On November 28, 2008, the Company cancelled the April 18, 2008 agreement and signed a new Licensing agreement with LEI.  This agreement gives P2 the rights to Manufacture and setup power plants in the countries of India, Canada, and State of Hawaii. The consideration to be paid by P2 to Lassen for the Licenses is an initial fee of US $1,000,000 (the “License Fee”) together with a 2% royalty on gross revenues received by P2from future sales of Lassen Solar Panels. The license does not have defined term and will not be amortized until it is used to the benefit of the company.

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

5.    Bank Indebtedness

Details are as follows:

	June 30, 2009	March 31, 2009
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	US$ -	(14,010)

	-	(14,010)
Less: Current Portion	-	(14,010)

Long-term portion	$ -	$ -

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	June 30, 2009	March 31, 2009
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 13,030	$ 12,015

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	198,728	201,457

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	540,243	483,297

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	5,542	5,110
	$ 757,543	$ 701,880
Less: Current portion	(757,543)	(701,880)
Long-term portion	$ -	$ -

7.    Capital Stock

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

9. Restatements

On November 17, 2009 the Company determined that a restatement of its financial statements for the three months ended June 30, 2009 was necessary to properly value the cancelled shares from Lassen Energy  (note 8), shares issued for service (note 7), and share subscriptions (note 8).

The effect of these restatements on the Company’s previously issued unaudited June 30, 2009 financial statements is detailed below:

Balance Sheet as of June 30, 2009

	Previously reported	Adjustments		As restated
Prepaid Assets	$ 2,996	$ 172,500	(3)	$ 175,496
Shares in Lassen Corporation	8,916	(8,916)	(4)	-
Total Assets	$ 2,823,544	$ 163,584		$ 2,987,128
		-
Loan Payable	$ 504,471	$ 130,725	(5)	$ 635,196
Due to related Parties	750,669	6,874	(2)	757,543
Total Liabilities	$ 2,166,511	$ 137,599		$ 2,304,110
		-
Par Value of Stock	$ 37,381	$ (8,916)	(4)	$ 28,465
Additional Paid-in Capital	2,626,222	399,000	(3,4,6)	3,025,222
Share Subscriptions	111,780	3,556	(6)	115,336
Other Comprehensive Income	(83,888)	(115,026)	(1,2)	(198,914)
Deficit Accumulated during Development Stage	(146,200)	(252,630)	(1,2,3)	(398,830)
Total Liabilities and Stockholders' Equity	$ 2,823,544	$ 163,584		$ 2,987,128

Statement of Operations for the Three Months Ended June 30, 2009

	Previously reported	Adjustments		As restated
Consulting Fees	$ 8,315	$ 56,500	(3)	$ 64,815
Total Expenses	55,087	56,500		111,587
Net Loss	$ (44,507)	$ (56,500)		$ (101,007)

Statement of Shareholder's Equity for the Three Months Ended June 30, 2009

	Previously reported	Adjustments		As restated
Issuance of Shares	$ 1,000	$ 229,000	(3)	$ 230,000
Share subscription	111,780	3,556	(6)	115,336
Shares cancelled	-	(8,916)	(4)	(8,916)
Change in foreign currency translation adjustment	45,938	(138,744)	(1,2)	(92,806)
Net loss	(44,507)	(56,500)	(3)	(101,007)
Balance (deficiency) as of June 30, 2009	$ 657,033	$ 25,985		$ 683,018

Statement of Cash Flows for the Three Months Ended June 30, 2009

	Previously reported	Adjustments		As restated
Net (Loss)	$ (44,507)	$ (56,500)	(3)	$ (101,007)
Common Stock issued for Services	1,000	229,000	(3)	230,000
Prepaid expense	5,213	(172,500)	(3)	(167,287)
Increase/(Decrease) in Accounts Payable	9,652	(1,915)	(2)	7,737
Net Cash Provided by Operating Activities	$ (161,047)	$ (1,915)		$ (162,962)
		-
Bank Indebtedness	(13,513)	(497)	(2)	(14,010)
Due to Related party	25,323	7,702	(2)	33,025
Loans Payable	28,038	130,725	(5)	158,763
Proceeds from Subscriptions Receivable	111,780	3,556	(6)	115,336
Net Cash Provided by Financing Activities	$ 151,628	$ 141,486		$ 293,114
		-
Foreign Exchange	45,938	(138,744)	(1,2)	(92,806)
		-
	$ 6,519	$ -		$ 6,519

Statement of Operations for the Period Since Inception to June 30, 2009

	Previously reported	Adjustments		As restated
Sales	$ 392,635	$ (392,635)	(1)	$ -
Cost of Sales	239,602	(239,602)	(1)	-
Gross Profit	153,033	(153,033)	(1)	-
		-
Total Expenses	2,012,858	(1,565,276)	(1,2,3)	447,582
		-
Net Loss	$ (2,034,462)	$ 1,635,632		$ (398,830)

Statement of Cash Flows for the Period Since Inception to June 30, 2009

	Previously reported	Adjustments		As restated
Net (Loss)	$ (2,034,462)	$ 1,635,632	(1,2,3)	$ (398,830)
Net Cash Provided by Operating Activities	(1,495,731)	1,185,583		(310,148)
		-
Net cash provided by (used in ) Discontinued operations	(31,984)	31,984	(1,2)
		-
Net Cash (Used) by Investment Activities	(1,777,642)	1,547,642	(1,2)	(230,000)
		-

Net Cash Provided by Financing Activities	3,395,764	(3,079,663)	(1,2,5,6)	316,101
		-
Foreign Exchange	(83,888)	315,281	(1,2)	231,393
		-
Change in cash and cash equivalents	$ 6,519	$ -		$ 6,519

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

(3) The 500,000 shares issued to CGC for service, pursuant to the agreement in January, 2009 (note 7) and originally recorded in May 2009, were expensed for the period when the service was delivered. The other 500,000 shares issued on the same day to CGC, pursuant to the agreement in March, 2009 (note 7), was recorded as prepaid assets and was amortized through the service period (one year ) starting April, 2009.

(4) To reflect the cancelled shares from Lassen Energy pursuant to the agreement in May, 2009 (note 8).

(5) The increase of loan payables in first quarter was not recorded on original financial statement.

(6) The subscription was revalued at it cost pursuant to the agreement in June, 2009 (note8).

The financial statements for the periods ended June 30, 2009 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

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

During the three months ended June 30, 2009, the Company did not have any sales or generate any revenues.  As of June 30, 2009, the Company’s unaudited balance sheet reflects total assets of $2,987,128 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan in the amount of $188,363; and iv) a Performance Bond ledger with the Punjab Government in the amount of $131,750.  As of June 30, 2009, the Company’s unaudited balance sheet reflects total liabilities of $2,304,110.  The Company has cash on hand of $6,519 and a deficit accumulated in the development stage of $1,888,262.

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

Additionally, the Company's chief executive officer and chief financial officer reviewed whether the restatement of the Company's financial statements for the fiscal period ended June 30, 2009, as described in the Explanatory Note above and Note 9 to the financial statements, affected their conclusions that the Company's disclosure controls and procedures, as of June 30, 2009, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements were completed to properly value the cancelled shares from Lassen Energy and shares issued for service completed before June 30, 2009. Therefore, based on that review, the Company's management, including the chief executive officer and chief financial officer determined that its prior conclusions, that the Company's disclosure controls and procedures were effective as of June 30, 2009, had not changed.

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 30, 2009

 Title: Chief Executive Officer & Chief Financial Officer