Form 10-Q
period 2009-12-31
P2 Solar, Inc.
filed 2010-02-16
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 2, 2010 the Issuer had 32,647,589 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7

Statements of Cash Flows	8-9

Notes to Unaudited Financial Statements	10 - 17

P2 Solar Inc.
(Formerly Natco International, Inc.)
A Development Stage Company
Balance Sheet
Expressed in U.S Dollars
As of December 31, 2009 and March 31, 2009

	31-Dec	31-Mar
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 8,560	$ -
Accounts Receivable	-	-
Inventory	-	-
Prepaid Assets	67,555	8,209
Performance Bond	145,790	-
Interest Receivable on Loan to PVT	214,971	164,242
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	95,147	-

Total Current Assets	2,017,023	1,657,451

Long Term Assets

Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation	-	8,916
Product Rights	-	-

Total Assets	$ 3,017,023	$ 2,666,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ 14,010
Accounts Payable	66,597	65,715
Lassen License Payable	770,000	800,000
Accrued Liabilities	81,509	67,919

Loan Payable	470,777	476,433
Due to related Parties	882,991	701,880

Total Current Liabilities	2,271,874	2,125,957

Total Liabilities	2,271,874	2,125,957

Stockholders' Equity
Authorized:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:	-	-
Common shares - 32,647,589
(3/31/2009 - 36,881,817) respectively
Paid in Capital	32,647	36,881

Additional Paid-in Capital	3,877,521	2,795,722

Share Subscriptions

Other Comprehensive Income	(316,897)	(106,108)

Deficit Accumulated during Development
Stage	(2,848,122)	(2,186,085)

Total Stockholders' Equity	745,149	540,410

Total Liabilities and Stockholders' Equity	$ 3,017,023	$ 2,666,367

The accompanying notes are an integral part of these statements

P2 Solar Inc.
(Formerly Natco International, Inc.)
A Development Stage Company
Statements of Operations
Expressed in U.S Dollars
For the Nine and Three Months Ending December 31, 2009 and 2008
and from Inception February 19, 2008 December 31, 2009

Unaudited	Nine Months Ending	Nine Months Ending	Three Months Ended	Three Months Ended	Since Inception
	31-Dec	31-Dec	31-Dec	31-Dec	31-Dec
	2009	2008	2009	2008	2009

Income
Sales	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	2,741	4,939	380	2,732	11,025
Bank Charges	1,113	1,517	536	17	3,281
Consulting Fees	188,058	3,141	60,575	3,141	361,451
Legal and Accounting	51,156	26,927	22,907	15,958	110,668
Office and other	4,082	1,883	3,653	550	7,606
Rent	7,774	7,058	2,698	1,676	19,016
Salaries and benefits	50,732	46,108	17,606	10,927	117,151
Telephone and Utilities	1,857	1,955	560	331	4,900
Travel and trade shows	14,188				22,598
Warrants & option expenses	361,426		361,426		361,426
Currency Exchange Loss (Gain)	349		(301)		349

Total Expenses	683,476	93,528	470,040	35,332	1,019,471
					-
Net Loss from Operations	(683,476)	(93,528)	(470,040)	(35,332)	(1,019,471)

Other Items
Interest on PVT Loan	50,729	53,036	13,100	4,805	133,258
Other Income					-
Interest Expense	(22,967)	(15,980)	(7,663)	(6,604)	(67,324)
	$ 27,762	$ 37,056	$ 5,437	$ (1,799)	$ 65,934

Net Loss before Tax	(655,714)	(56,472)	(464,603)	(37,131)	(953,537)

Income Tax	(6,323)				(6,323)

Net Loss	(662,037)	(56,472)	(464,603)	(37,131)	(959,860)
					-
Other comprehensive income	(210,789)	280,276	(29,385)	165,131	115,487

Net Loss and Comprehensive loss	$ (872,826)	$ 223,804	$ (493,988)	$ 128,000	$ (844,373)

Basic and Diluted
(Loss) per Share	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted Average
Number of Shares	35,749,389	26,517,328	31,725,117	30,236,433

The accompanying notes are an integral part of these statements

P2 Solar Inc.
(Formerly Natco International, Inc.)
A Development Stage Company
Statements of Stockholders’ Equity (Unaudited)
Expressed in U.S Dollars
From March 31, 2008 through December 31, 2009

	Common		Additional	Shares	Other	Deficit	Total
	Shares		Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares	718,332	718	214,782	-	-	-	215,500
Issuance of shares	8,915,871	8,916		-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500				170,000
Change in foreign currency translation adjustment					326,276		326,276
Net loss						(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	$36,881	$2,795,722	$0	$(106,108)	$(2,186,085)	$540,410

Issuance of shares	500,000	500	229,500				230,000
Shares Cancelled	(8,915,871)	(8,916)					(8,916)
Shares issued	236,587	237	70,739				70,976
Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Change in foreign currency translation adjustment					(210,789)		(210,789)
Net loss						(662,037)	(662,037)
							-
Balance (deficiency) Dec.31, 2009	32,647,589	32,647	3,877,521	0	(316,897)	(2,848,122)	745,149

The accompanying notes are an integral part of these statements

P2 Solar Inc.
(Formerly Natco International, Inc.)
A Development Stage Company
Statements of Cash Flows
Expressed in U.S Dollars
For the Nine Months Ending December 31, 2009 and 2008
and from Inception February 19, 2008 to December 31, 2009

	Nine Months Ended	Nine Months Ended	(Inception) to
	31-Dec	31-Dec	31-Dec
	2009	2008	2009
Operating Activities
Net (Loss)	$ (662,037)	$ (56,472)	$ (959,860)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	172,500	-	172,500
Depreciation	-	-	-
Warrants &option expenses	361,426	-	361,426
Write off of assets from discontinued operations			-
Interest due to related parties	22,772	15,264	63,430
Wages accrued to director	50,732	46,108	117,151
Cancelled stock based compensation	-		-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(50,729)	(53,036)	(132,714)
Bad Debt			-
Inventory	-
Prepaid expense	(59,346)	(4,118)	(60,174)
Increase/(Decrease) in Accounts Payable	882	(27,346)	(30,245)
Increase in Solar Panel Payable
Increase/(Decrease) in Accrued Liabilities	13,590	(22,011)	1,090

Net Cash Provided by Operating Activities	(150,210)	(101,611)	(467,396)

Net cash provided by (used in ) Discontinued operations	-

	(150,210)	(101,611)	(467,396)

Investment Activities
Purchase of Equipment	-	-	-
Investment in Lassen	8,916	-	-
Solar Panel License	(30,000)	-	(230,000)

Loan to PVC	-

Net Cash (Used) by Investment Activities	(21,084)	-	(230,000)

Financing Activities
Bank Indebtedness	(14,010)	(2,282)	(17,734)
Due to Related party	107,607	(161,358)	(93,130)
Performance Bond	(145,790)		(145,790)
Security for Legal Costs PVT	(95,147)		(95,147)
Loans Payable (Debt converted adjusted)	374,063	37,008	(938,989)
Proceeds from Subscriptions Receivable		(1,384,277)	-
Proceeds from sale of Common Stock	163,920	1,332,244	1,883,336

Net Cash Provided by Financing Activities	390,643	(178,665)	592,546

Foreign Exchange	(210,789)	280,276	113,410

Change in cash and cash equivalents	8,560	-	8,560

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ 8,560	$ -	$ 8,560

Supplemental Information:
Interest Paid	$ 194	$ -	$ 6,026
Income Taxes Paid	$ 6,323	$ -	$ 4,386

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Formerly Natco International Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended December 31, 2009

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

Summary of Significant Accounting Policies

Recently issued accounting standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended December, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Simultaneously with execution of the License Agreement, the Company also executed a Share Transfer Agreement with Lassen pursuant to which it agreed to issue Lassen a total of 8,915,871 shares of its common stock, representing approximately 25% of the Company’s issued and outstanding common stock, in exchange for the issuance by Lassen to the Company of approximately 25,252,500 shares of common stock of Lassen, representing approximately 25% of the issued and outstanding common stock of Lassen.  The shares had been valued at par value ($0.001) for reporting purposes.

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement. Upon return of the share certificate from Lassen representing such shares, it was cancelled on Dec 31, 2009, and the 8,915,871 shares represented thereby were returned to the status of authorized but unissued shares of common stock. Additionally, once the Company received the share certificate from Lassen, the Company returned the share certificate representing 25,252,500 shares of Lassen common stock to Lassen.    A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 13, 2009 and is hereby incorporated by reference.

4.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009.  P2’s action against PVT and Directors is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputing that it owes P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  The company is vigorously attempting to collect on the judgment.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.  The Company believes that this debt is collectable and will be collected.

On December 10, 2009, the Company paid the sum of $95,147USD ($1,000,000 CAD) into Court for Security for Cost pursuant to the order of the Honourable Madam Justice Griffin pronounced on November 7, 2009.

5.    Bank Indebtedness

Details are as follows:

	December 31, 2009	March 31, 2009
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	US$ -	(14,010)

	-	(14,010)
Less: Current Portion	-	(14,010)

Long-term portion	$ -	$ -

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	December 31, 2009	March 31, 2009
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 14,419	$ 12,015

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	163,644	201,457

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	698,796	483,297

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	6,132	5,110
	$ 882,991	$ 701,879
Less: Current portion	(882,991)	(701,879)
Long-term portion	$ -	$ -

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

On December 12, 2009, the company issued 384,454 shares of restricted common stock for outstanding Share Subscriptions.

c) Share Subscriptions

At December 31, 2009 there were no Share Subscriptions outstanding.

d) Warrants

In conjunction with the Private placement, 718,332 warrants were issued to individuals and companies that participated in the private placement done in January 2009. There are further 384,454 warrants to be issued for subscriptions received in June 2009.

e)    Stock Options

There were 200,000 options issued to a company consultant for services.  As to the total number of Shares with respect to which the Option is granted, the Option shall be exercisable as follows:  (i) 50% of the Option (100,000 Shares) in the aggregate may be exercised on or after November 21, 2009 at an Exercise Price of $0.20 per Share; and (ii) 50% of the Option (100,000 Shares) in the aggregate may be exercised on or after November 1, 2010 at an Exercise Price  in an amount per Share that is 25% less than the ten day moving average of the Company’s Common Stock immediately prior to November 1, 2010.

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

Under the black-scholes pricing model to calculate the fair value of the warrants as of the issuance date and charge it as warrants expense for $ 322,759, option expense $38,667 in nine month ended December 31, 2009 and $0 in nine month ended December 31, 2008. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.59

Expected life	2.02-9.89

Risk-free interest rate	0.31~0.37%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of December 31, 2009, as well as activity during the nine months then ended:

	Warrants	Options
Balance, March 31, 2009	718,332	0

Issued	384,454	200,000

Exercised & expired	0	0

Balance, December 31, 2009	1,102,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at December 31, 2009:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,102,786	0.42	2.17

Options	0.2	200,000	0.2	9.89

f)    Debt Conversion

From March 31, 2008 through September 21, 2009, the Company borrowed a total of $379,719.26 from certain holders (collectively referred to herein as the “Holders”) pursuant to the terms of Convertible Promissory Notes (collectively referred to herein as the “Notes”).  Pursuant to the terms of the Notes, the Holders were provided with the option of converting the outstanding balance of the Notes into shares of the Company’s Common Stock at a conversion price of $.10 per share.  On November 19th and November 20th, 2009, the Holders elected to exercise their conversion rights under the Notes.  In accordance with the terms of the Notes, on February 2, 2010, the Company caused the Company’s transfer agent to issue the Holders a total of 3,797,189 shares of the Company’s common stock.

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

On May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  The Company has returned the 25,252,500 shares of Lassen common stock.  Upon return of the share certificate from Lassen representing such shares, it was cancelled, and the 8,915,871 shares represented thereby were returned to the status of authorized but unissued shares of common stock.

In June, 2009, the Company has signed two share subscription agreements with third parties. Pursuant to these agreements, the subscribers agree to purchase total 384,454 Units at $0.30 per Unit in total amount of $115,336. Each Unit consists of one share of common stock and one Warrant. One Warrant entitles the holder thereof to purchase one share of common stock at $0.42 per share at anytime during the period of 36 months from the date of closing. These shares were issued in December 2009.

On July 13, 2009, the Company’s subsidiary, Solarise, Inc. signed a Memorandum of Understanding (MOU) with Punjab Energy Development Agency (PEDA). Pursuant to the terms of the MOU, the Company is authorized to prepare and submit a pre-feasibility report for the proposed development and construction of a 25 Megawatt Solar Power Station within the Indian State of Punjab.

On July 13, 2009, the Company signed a Letter of Intent (LOI) with LDK Solar Europe Holding SA. (LDK).  Pursuant to the terms of the LOI, the parties were exploring a possible business relationship pursuant to which LDK would assist the Company with the production and manufacture of solar panels and manufacture and assembly of the above described 25 mega watt power plant in Punjab, India. The term of the LOI has expired; the parties did not reach any definitive agreement and elected not to pursue a business relationship.

On September 24, 2009, the British Columbia Supreme Court has awarded judgment in favor of P2 Solar, Inc. against Photo Violation Technologies Corp. ("PVT") in the amount of $1,485,000.00 CAD plus interest.

On January 22, the Company has signed a Letter of Intent (LOI) with Osolar, Inc., a Korean corporation(“Osolar”), regarding a potential business arrangement pursuant to which Osolar will assist P2 Solar with planning, construction and operation of a 25 mega watt power plant (30 mega watt direct current) in Punjab, India.

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

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, on May 7, 2009, the Company and Lassen entered into an Agreement pursuant to which the parties agreed to terminate the Share Transfer Agreement and return the shares that were transferred under the Share Transfer Agreement.  During the period ended December 31, 2009, Lassen returned the share certificate representing 8,915,871 shares of common stock to the Company; upon receipt of the share certificate, the Company caused its Transfer Agent to cancel the 8,915,871 shares of common stock represented by the share certificate.  Furthermore, upon receipt of the share certificate from Lassen, the Company returned the share certificate representing 25,252,500 shares of Lassen common stock to Lassen.    A copy of the Agreement terminating the Share Transfer Agreement was attached as Exhibit 10.15 to the Form 8-K filed by the Company on May 13, 2009 and is hereby incorporated by reference.

License Agreement

On November 21, 2008, pursuant to the License Agreement, Lassen and DBK agreed to provide the Company with several Licenses relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of the Lassen Solar Panel throughout the Nations of India and Canada, and the State of Hawaii.  The consideration to be paid by the Company to Lassen for the Licenses is a fee of US $1,000,000 together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels.  The current amount due an owing under the License Agreement is $770,000.  The Company is required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.

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

Additional Business Operations

In addition to the Company’s business operations relating to the manufacturing, distribution and sales of solar panels, the Company is currently in negotiations with the government of Punjab, India to build a 200 mega watt power plant in that state.  On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which will serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement has been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company is only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU does not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 30, 2010, the Company submitted the pre-feasibility report to PEDA.  The Company is currently waiting for a response from PEDA regarding its determination about the feasibility of the proposed solar power project.  In the event that PEDA determines that the solar power project is viable, the Company and PEDA will enter into a separate agreement memorializing the terms for the construction of the 25 mega watt power plant.

In conjunction with the entry into the MOU, the Company has paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $145,790) in the form of a bank guarantee / demand draft in favor of PEDA.  The performance security deposit shall be refunded upon either the commission of the solar power project, or the PEDA’s failure to accept the Company’s pre-feasibility report.

In anticipation of moving forward with the solar power project in Punjab, the Company formed a wholly-owned subsidiary corporation named Solarise, Inc. in the State of Nevada (“Solarise”) for the purposes of facilitating the construction of the 25 Mega Watt power plant.  The Company and its subsidiary have entered into two non-binding letters of intent relating to the construction and manufacture of the 25 mega watt power plant in Punjab, India.

On July 13, 2009, the Company signed a Letter of Intent (the “LDK LOI”) with LDK Solar Europe Holding SA. (“LDK”).  Pursuant to the terms of the LOI, the parties were exploring a possible business relationship pursuant to which LDK would assist the Company with the production and manufacture of solar panels and manufacture and assembly of the above described 25 mega watt power plant in Punjab, India. The term of the LDK LOI has expired; the parties did not reach any definitive agreement and elected not to pursue a business relationship.

On January 22, 2010, the Company entered into a non-binding Letter of Intent (the “Osolar LOI”) with Osolar, Inc., a corporation organized under the laws of South Korea (“Osolar”) regarding a potential joint venture between Osolar and the Company pursuant to which Osolar, would, following the execution of necessary agreements, assist the Company with the manufacture and assembly of the 25 mega watt power plant in Punjab, India.

As noted above, no material definitive agreements have been entered into regarding the construction of the 25 mega watt power plant in Punjab, India; the Company and its subsidiary have only entered into a non-binding MOU and LOIs.  The MOU and the LOIs are both conditional and there is no guarantee that the Company will be able to meet the conditions of either the MOU or LOIs. The foregoing is an explanation of the preliminary steps that the Company has taken with regards to the potential entry into material definitive agreements and construction of the power plant in Punjab, India.

During the fiscal year ending March 31, 2010, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in Punjab, India.  Additionally, in the event that the Lassen Solar Panel is ready for commercial applications when the Company begins construction on the power plant, and the Company is able to meet the financial requirements of the License Agreement, the Company anticipates utilizing the Lassen Solar Panel in the project.  However, if the Lassen Solar Panel is not yet ready for commercial applications, the Company will utilize currently available commercial solar panels for the construction of the project.

Results of Operation

As of December 31, 2010, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three or nine months ended December 31, 2010 as compared to the three or nine months ended December 31, 2008.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the nine months ended December 31, 2009.

The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the nine months ended December 31, 2009, the Company did not have any sales or generate any revenues.  As of December 31, 2009, the Company’s unaudited balance sheet reflects total assets of $3,017,023 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $214,971; and iv) a Performance Bond with the Punjab Government in the amount of $145,790.  As of December 31, 2009, the Company’s unaudited balance sheet reflects total liabilities of $2,271,874.  The Company has cash on hand of $8,560 and a deficit accumulated during the development stage of $2,848,122.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the $770,000 to cover the final payment that will need to be paid pursuant to the terms of the License Agreement, or the funds necessary to proceed with the development of the power plant in Punjab. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and an additional $770,000 to cover the payment under the License Agreement, and, if PEDA approves the Company’s feasibility report, approximately $112,000,000 to cover expenses associated with the development of the power plant in Punjab, India.

In an effort to enhance it liquidity, as discussed more fully in Part II, Item 1, below, we are currently pursuing PVT for the money it owes us ($1,485,000) plus interest and damages. Additionally, the Company anticipates that it will attempt to raise approximately 2 to 3 million dollars through the sale of the Company’s securities to cover the Company’s operating expenses and to make the $770,000 payment pursuant to the License Agreement.  Furthermore, if PEDA approves the Company’s feasibility report, and authorizes the construction of the 25 mega watt power plant in Punjab India, the Company anticipates that it will pursue a combination of debt and equity financing in an effort to raise the necessary funds to cover the estimated $112,000,000 in expenses associated with the development of the power plant.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not been identified as yet.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February 16, 2010

 Title: Chief Executive Officer  & Chief Financial Officer