Form 10-K
period 2010-03-31
P2 Solar, Inc.
filed 2010-07-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $12,546,615.

As of July 14, 2010, the Company had 32,997,589 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Organizational Development

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the potential construction of a solar power plant located in Punjab, India, and the manufacturing, distribution and sales of solar panels.

The Company was initially organized under the laws of British Columbia, Canada, on November 21, 1990 as Spectrum Trading Inc. The Company’s initial business plan was to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997.  In 1997, the Company began a chemical manufacturing business.  On May 14, 1999, pursuant to Section 388 of the Delaware General Corporation Law, the Company domesticated to Delaware and began a chemical manufacturing business; these operations were phased out in the end of 2008.  Subsequent to the Company’s domestication to Delaware, on June 3, 2004, the Company changed its name to Natco International, Inc. On March 11, 2009, the Company changed its name to P2 Solar, Inc.

Business of the Company

The Company’s current business operations are focused on: i) the potential construction of a solar power plant located in Punjab, India; and ii) the manufacturing, distribution and sales of solar panels, both of which are discussed below.

Power Plant Construction Business

 On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must now approve the Company’s pre-feasibility report.  Currently the Company is awaiting the issuance of new guidelines relating to the construction of the solar plant from the Indian Federal Government.  The guidelines will set out the procedure and terms under which the interested parties will be able to apply and receive approval to build solar power plants in India under the India Solar Mission. In the event that the Indian Federal Government determines that the Company’s solar power project is viable, the Company and the Indian Federal Government will enter into a separate agreement memorializing the terms for the construction of

                  1905 Wright Boulevard

                  Schaumburg, IL 60193

           Phone: 847.524.0800

Fax: 847.524.1655

the power plant.  Once the new guidelines are released, the Company will apply for the maximum allowable under the guidelines.

In conjunction with the entry into the MOU, the Company paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $150,842) in the form of a bank guarantee / demand draft in favor of PEDA.  However, because the review of the project proposal was transferred to the Indian Federal Government’s jurisdiction, subsequent to the fiscal year ended March 31, 2010, PEDA returned the performance guarantee of RS 62.5 Lakhs (approximately US $150,842) to the Company.  The Company will have to pay the performance guarantee to the Indian Federal Government in the event the project is approved.

As noted above, no material definitive agreements have been entered into regarding the construction of the power plant in Punjab, India; the Company and its subsidiary have only entered into non-binding MOU and LOIs.  The MOU and the LOIs are both conditional and there is no guarantee that the Company will be able to meet the conditions of either the MOU or LOIs. The foregoing is an explanation of the preliminary steps that the Company has taken with regards to the potential entry into material definitive agreements and construction of the power plant in Punjab, India.

Solar Panel Business Operations

General Information

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, in furtherance of its business operations focused on the manufacture, distribution and sales of solar panels, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Lassen Energy, Inc. “(Lassen”) a California corporation, DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”)).   Pursuant to the License Agreement, Lassen and DBK agreed to provide the Company with several Licenses relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of the Lassen Solar Panel throughout the Nations of India and Canada, and the State of Hawaii.  The consideration to be paid by the Company to Lassen for the Licenses is a fee of US $1,000,000 together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels.  The current amount due and owing under the License Agreement is $770,000.  The Company is required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.

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

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

Subsequent Events

Sinova Agreement

Subsequent to the fiscal year ended March 31, 2010, on April 1, 2010, the Company entered into a one year Consulting Agreement (the “Consulting Agreement”) with Sinova Holdings, Ltd. (“Sinova”).  Pursuant to the terms of the Consulting Agreement, in the event the Company receives approval for the construction of the power plant, Sinova will assist the Company in identifying strategic investors, financial investors, and/or investment banks for the purpose of securing funds necessary for the construction of the power plant in Punjab, India through either equity or debt financing.  In return for the consulting services rendered by Sinova, the Company is required to issue Sinova a monthly retainer in the amount of 80,000 shares of restricted common stock.  Additionally, in the event Sinova is successful in assisting the Company in procuring the necessary funds for the power plant construction project, Sinova will be entitled to additional compensation.   A copy of the Consulting Agreement is attached hereto as Exhibit 10.16

CCG Agreement

Subsequent to the fiscal year ended March 31, 2010, on April 19, 2010, the Company entered into an Agreement (the “CCG Agreement”) with CCG, an investor relations firm located in New York. Pursuant to the terms of the CCG Agreement, CCG will assist the Company with investor relations services.  CCG is paid $11,000 per month for the services that CCG will render to the Company.  The CCG Agreement is for a period of twelve months.  A copy of the CCG Agreement is attached hereto as Exhibit 10.17.

Return of Performance Guarantee

As noted above, because of the India Solar Mission, the Company’s proposed power plant project must now be approved by the Indian Federal Government located in Delhi, India.  As a result, in May 2010 PEDA returned the performance guarantee in the amount of RS 62.5 Lakhs (approximately US $150,842) to the Company.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Our principal office is located at Unit 204, 13569 – 76 Avenue, Surrey, British Columbia, Canada, V3W 2W3.  As of September 1, 2007 the Company has leased offices at #204, 13569 - 76th Avenue, Surrey, BC, Canada.  Total space is 750 square feet for total rent of $900.00 per month.  The lease for the Company’s principal office lease will expire on August 31, 2012.

ITEM 3.

LEGAL PROCEEDINGS.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT had breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the Company extended the law suit to include, the other two directors and one employee.  On July 22, 2009, the Company was awarded a judgment in its legal proceeding against PVT in the amount of $1,485,000, plus interest.  On March 24, 2010, the British Columbia Supreme Court, in response to a motion made by the Company, declared PVT bankrupt as of October 7, 2009.  As a result of the declaration of bankruptcy, the Company has had a trustee appointed to handle PVT’s bankruptcy proceedings.  Additionally, in November 2008, the Company launched another law suit against PVT for spreading misinformation about the Company through a number of websites; this legal proceeding is currently ongoing.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2008	HIGH	LOW
Quarter Ended March 31	$.064	$0.18
Quarter Ended June 30	$0.70	$0.23
Quarter Ended September 30	$0.85	$0.25

Quarter Ended December 31	$0.58	$0.14

2009	HIGH	LOW
Quarter Ended March 31	$.81	$0.20
Quarter Ended June 30	$0.78	$0.25
Quarter Ended September 30	$0.75	$0.32
Quarter Ended December 31	$0.55	$0.30

2010	HIGH	LOW
Quarter Ended March 31	$0.43	$0.24

Holders.

As of March 31, 2010 there were 32,647,589 shares of common stock issued and outstanding and approximately 47 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Background and Overview

P2 Solar, Inc. has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990. The Company’s current business operations are focused on: i) the potential construction of a solar power plant located in Punjab, India; and ii) the manufacturing, distribution and sales of solar panels.

Power Plant Construction Business

As mentioned above, on July 13, 2009, the Company entered into a MOU with the PEDA regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must now approve the Company’s pre-feasibility report.  Currently the Company is awaiting the issuance of new guidelines relating to the construction of the solar plant from the Indian Federal Government.  The guidelines will set out the procedure and terms under which the interested parties will be able to apply and receive approval to build solar power plants in India under the India Solar Mission. In the event that the Indian Federal Government determines that the Company’s solar power project is viable, the Company and the Indian Federal Government will enter into a separate agreement memorializing the terms for the construction of the power plant.  Once the new guidelines are released, the Company will apply for the maximum allowable under the guidelines.

In conjunction with the entry into the MOU, the Company has paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $150,842) in the form of a bank guarantee / demand draft in favor of PEDA.  However, because the review of the project proposal was transferred to the Indian Federal Government’s jurisdiction, subsequent to the fiscal year ended March 31, 2010, PEDA returned the performance guarantee of RS 62.5 Lakhs (approximately US $150,842) to the Company.  The Company will have to pay the performance guarantee to the Indian Federal Government in the event the project is approved.

As noted above, no material definitive agreements have been entered into regarding the construction of the power plant in Punjab, India; the Company and its subsidiary have only entered into a non-binding MOU and LOIs.  The MOU and the LOIs are both conditional and there is no guarantee that the Company will be able to meet the conditions of either the MOU or LOIs. The foregoing is an explanation of the preliminary steps that the Company has taken with regards to the potential entry into material definitive agreements and construction of the power plant in Punjab, India

Solar Panel Business Operations

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, in furtherance of its business operations focused on the manufacture, distribution and sales of solar panels, the Company entered into the License Agreement with Lassen and DBK.   Pursuant to the License Agreement, Lassen and DBK agreed to provide the Company with several Licenses relating to the use of certain intellectual property necessary for the manufacturing, distribution and sale of the Lassen Solar Panel throughout the Nations of India and Canada, and the State of Hawaii.  The consideration to be paid by the Company to Lassen for the Licenses is a fee of US $1,000,000 together with a 2% royalty on gross revenues received by the Company from future sales of Lassen Solar Panels.  The current amount due an owing under the License Agreement is $770,000.  The Company is required to pay the remaining $770,000, ninety (90) days after the Company receives a report from Lassen indicating that the Lassen Solar Panel has received Intertek Certification and has a power output of a minimum of 1500 watts.

The Lassen Solar Panel is still in the developmental stage.  Once the Lassen Solar Panels receives UL Certification indicating that the Lassen Solar Panel is ready for commercial distribution, the Company will begin the process of establishing assembly facilities for the Lassen Solar Panel in the Licensed Territories.  The Company anticipates that the facilities will be established and operational within approximately one (1) year of the receipt of UL Certification.

Plan of Operation

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in Punjab, India.  Additionally, in the event that the Lassen Solar Panel is ready for commercial applications when the Company begins construction on the power plant, and the Company is able to meet the financial requirements of the License Agreement, the Company anticipates utilizing the Lassen Solar Panel in the project.  However, if the Lassen Solar Panel is not yet ready for commercial applications, the Company will utilize currently available commercial solar panels for the construction of the project.

Results of Operation

As of March 31, 2010, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the twelve months ended March 31, 2010. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal year ended March 31, 2010, the Company did not have any sales or generate any revenues.  As of March 31, 2010, the Company’s audited balance sheet reflects total assets of $2,976,731 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $226,872; and iv) a Performance Bond with the Punjab Government in the amount of $150,842.  As of March 31, 2010, the Company’s audited balance sheet reflects total liabilities of $2,365,099.  The Company has cash on hand of $12,142 and a deficit accumulated during the development stage of $3,038,538.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the $770,000 to cover the final payment that will need to be paid pursuant to the terms of the License Agreement, or the funds necessary to proceed with the development of the power plant in Punjab. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and an additional $770,000 to cover the payment under the License Agreement, and, if the Indian Federal Government approves the Company’s feasibility report, approximately $112,000,000 to cover expenses associated with the development of the power plant in Punjab, India.

The Company anticipates that it will attempt to raise approximately 2 to 3 million dollars through the sale of the Company’s securities to cover the Company’s operating expenses and to make the $770,000 payment pursuant to the License Agreement.  Furthermore, if the Indian Federal Government approves the Company’s feasibility report, and authorizes the construction of the 25 mega watt power plant in Punjab India, the Company anticipates that it will pursue a combination of debt and equity financing in an effort to raise the necessary funds to cover the estimated $112,000,000 in expenses associated with the development of the power plant.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not been identified as yet.   As noted above, subsequent to the fiscal year ended March 31, 2010, on April 1, 2010, the Company entered into a one year Consulting Agreement with Sinova Holdings, Ltd.  Pursuant to the terms of the Consulting Agreement, in the event the Company’s power plant project is approved by the Indian Federal Government, Sinova will assist the Company in identifying strategic investors, financial investors, and/or investment banks for the purpose of securing funds necessary for the construction of the power plant in Punjab, India through either equity or debt financing.  In return for the consulting services rendered by Sinova, the Company is required to issue Sinova a monthly retainer in the amount of 80,000 shares of restricted common stock.  Additionally, in the event Sinova is successful in assisting the Company in procuring the necessary funds for the power plant construction project, Sinova will be entitled to additional compensation.

In an effort to enhance its short term liquidity, subsequent to the fiscal year ended March 31, 2010, in April 2010, the Company conducted a Private Placement Offering, pursuant to which the Company raised $105,000 through the sale of 350,000 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of common stock at a price of $0.42 per share at any time up until 36 months following the purchase of the Unites.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D of the Securities Act of 1933 (the “1933 Act”), the securities laws of certain states, and Regulation S under the 1933 Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.  Additionally, in an effort to enhance liquidity, the Company is currently pursuing PVT for the money it owes the Company ($1,485,000) plus interest and damages.

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

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	15

Balance Sheets	16-17

Statements of Operations And Comprehensive Income	18-19

Statements of Stockholders Equity	20-21

Statements of Cash Flows	22-23

Notes to Consolidated Financial Statements	24-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of P2 Solar, Inc.

We have audited the accompanying balance sheets of P2 Solar, Inc. (the “Company”) as of March 31, 2010 and 2009 and related statements of operations, stockholders’ deficit, and cash flows for the years then ended March 31, 2010 and 2009, and for the period since inception to March 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. as of March 31, 2010 and 2009 and the results of its operations and its cash flows for years ended March 31, 2010 and 2009, and for the period since inception to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

July 14, 2010

P2 Solar Inc. (Development Stage Company Balance Sheet Expressed in U.S. Dollars As of March 31, 2010 and 2009
	31-Mar	31-Mar
	2010	2009
	(Audited)	(Audited)
ASSETS
Current Assets
Cash	$ 12,142	$ -
Prepaid Assets	3,430	8,209
Performance Bond	150,842	-
Interest Receivable on Loan to PVT	226,872	164,242
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	98,445	-

Total Current Assets	1,976,731	1,657,451

Long Term Assets

Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation	-	8,916

Total Assets	$ 2,976,731	$ 2,666,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$ -	$ 14,010
Accounts Payable	70,144	65,715
Lassen License Payable	770,000	800,000
Accrued Liabilities	-	67,919
Loan Payable	591,818	476,433
Due to related Parties	933,137	701,880

Total Current Liabilities	2,365,099	2,125,957

Total Liabilities	2,365,099	2,125,957

Stockholders' Equity
Authorized:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:
Common shares - 32,647,589
(3/31/2009 - 36,881,817) respectively
Paid in Capital	33,097	36,881

Additional Paid-in Capital	3,944,571	2,795,722

Share Subscriptions	24,000	-

Other Comprehensive Income	(351,498)	(106,108)

Deficit Accumulated during Development
Stage	(3,038,538)	(2,186,085)

Total Stockholders' Equity	611,632	540,410

Total Liabilities and Stockholders' Equity	$ 2,976,731	$ 2,666,367
	-

The accompanying notes are an integral part of these statements

P2 Solar Inc.

(Development Stage Company

Statement of Operations

Expressed in U.S. Dollars

For the years ended March 31, 2010 and 2009 and the period inception to March 31, 2010

	Twelve Months Ending	Twelve Months Ending	Since Inception
	31-Mar	31-Mar	31-Mar
	2010	2009	2010

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	9,187	6,671	17,471
Bank Charges	1,360	2,002	3,528
Consulting Fees	334,000	173,393	507,393
Legal and Accounting	60,614	48,661	120,126
Office and other	5,214	2,948	8,738
Rent	10,520	10,288	21,762
Salaries and benefits	68,653	66,419	135,072
Telephone and Utilities	2,647	2,729	5,690
Travel and trade shows	23,569	8,410	31,979
Warrants & option expenses	361,426	-	361,426
Currency Exchange Loss (Gain)	276	-	276

Total Expenses	877,466	321,521	1,213,461
			-
Net Loss from Operations	(877,466)	(321,521)	(1,213,461)

Other Items
Interest on PVT Loan	62,630	69,687	145,159
Other Income	-	-	-
Interest Expense	(31,199)	(25,758)	(75,556)
	$ 31,431	$ 43,929	$ 69,603

Net Loss before Tax	(846,035)	(277,592)	(1,143,858)

Income Tax	(6,418)	-	(6,418)

Net Loss	(852,453)	(277,592)	(1,150,276)
			-
Other comprehensive income	(245,390)	326,276	80,886

Net Loss and Comprehensive loss	$(1,097,843)	$ 48,684	$(1,069,390)

Basic and Diluted
(Loss) per Share	$ (0.03)	$ (0.01)

Weighted Average
Number of Shares	33,852,381	29,028,965

The accompanying notes are an integral part of these statements

P2 Solar Inc.
(Development Stage Company
Statement of Shareholders Equity (Deficit) Expressed in U.S. Dollars For the years ended March 31, 2010 and 2009
	Common	Common	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	$ 20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription	-	-	-	(1,384,277)	-	-	(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares	718,332	718	214,782	-	-	-	215,500
Issuance of shares	8,915,871	8,916	-	-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500	-	-	-	170,000
Change in foreign currency translation adjustment	-	-	-	-	326,276	-	326,276
Net loss	-	-	-	-	-	(277,592)	(277,592)

Balance (deficiency) March 31, 2009	$ 36,881,817	$36,881	$2,795,722	$-	$(106,108)	$(2,186,085)	$540,410

Issuance of shares	500,000	500	229,500	-	-	-	230,000
Shares Cancelled	(8,915,871)	(8,916)	-	-	-	-	(8,916)
Shares issued	236,587	237	70,739	-	-	-	70,976
Shares issued	147,867	148	44,212	-	-	-	44,360
Shares- converted Debt	3,797,189	3,797	375,922	-	-	-	379,719
Warrant expense	-	-	361,426	-	-	-	361,426
Share subscription	-	-	-	24,000	-	-	24,000

Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150	-	-	-	52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900	-	-	-	15,000
Change in foreign currency translation adjustment	-	-	-	-	(245,390)	-	(245,390)
Net loss	-	-	-	-	-	(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	$ 33,097,589	$33,097	$3,944,571	$24,000	$(351,498)	$(3,038,538)	$611,632

The accompanying notes are an integral part of these statements

P2 Solar Inc.
(Development Stage Company Statement of Cash Flows Expressed in U.S. Dollars For the years ended March 31, 2010 and 2009 and the period inception To March 31, 2010

	Twelve Months Ended	Twelve Months Ended	(Inception) to
	31-Mar	31-Mar	31-Mar
	2010	2009	2010
Operating Activities
Net (Loss)	$ (852,453)	$ (277,592)	$(1,150,276)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	240,000	-	240,000
Depreciation	-	-	-
Warrants &option expenses	361,426	-	361,426
Write off of assets fom discontinued operations			-
Interest due to related parties	31,001	22,059	71,659
Wages accrued to director	68,653	66,419	135,072
Cancelled stock based compensation	-	-	-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	-	-
Interest receivable	(62,630)	(69,143)	(144,615)
Bad Debt	-	-	-
Inventory	-	-	-
Prepaid expense	4,779	(3,975)	3,951
Increase/(Decrease) in Accounts Payable	4,429	(27,495)	(26,698)
Increase in Solar Panel Payable	-	-	-
Increase/(Decrease) in Accrued Liabilities	(67,919)	(24,425)	(80,419)

Net Cash Provided by Operating Activities	(272,714)	(314,152)	(589,900)

Net cash provided by (used in ) Discontinued operations	-	-	-

	(272,714)	(314,152)	(589,900)

Investment Activities
Purchase of Equipment	-	-	-
Investment in Lassen	8,916	(8,916)	-
Solar Panel License	(30,000)	(200,000)	(230,000)
Loan to PVC	-	-	-

Net Cash (Used) by Investment Activities	(21,084)	(208,916)	(230,000)

Financing Activities
Bank Indebtedness	(14,010)	(6,161)	(17,734)
Due to Related party	131,603	(197,885)	(69,134)
Performance Bond	(150,842)	-	(150,842)
Security for Legal Costs PVT	(98,445)	-	(98,445)
Loans Payable (Debt converted adjusted)	495,104	65,699	(817,948)
Proceeds from Subscriptions Receivable	24,000	(1,384,277)	24,000
Proceeds from sale of Common Stock	163,920	1,719,416	1,883,336

Net Cash Provided by Financing Activities	551,330	196,792	753,233

Foreign Exchange	(245,390)	326,276	78,809

Change in cash and cash equivalents	12,142	-	12,142

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ 12,142	$ -	$ 12,142

Supplemental Information:
Interest Paid	$ 194	$ 6,026	$ 6,026
Income Taxes Paid	$ 6,323	$ -	$ 4,386

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Financial Statements

March 31, 2010 and 2009

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

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years and has a substantial stockholders' deficiency and a working capital deficiency. The company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through the Licensing agreement with Lassen Energy, Inc. and financing and building of power plant in India and elsewhere.

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

e)    Property, Plant and Equipment

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

g) Fair value of Financial Instruments

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

h) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 718 “Stock Compensation” , which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of ASC 718  does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services".

i) Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.

j) Advertising Policy

The Company expenses the cost of advertising when incurred.

k) Research and Development

Research and development is expensed as incurred.

l) Shipping and Handling

The company includes the cost of shipping and handling as a component of cost of sales in accordance with ASC Topic 605,"Accounting for Shipping and Handling Fees and Costs."

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

n) Loss Per Share

The company computes net loss per common share using ASC Topic 260  "Earnings Per Share" guidance.  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2010 and 2009.  Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share, is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

0) Obligations Under Capital Leases

Leases are classified as either capital or operating.  Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases.  At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

p) Segmented Reporting

ASC Topic 280 "Segment Reporting", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company's sales are generated in one geographical area, Canada. All revenues consist of interest earned on investment.

q) Comprehensive Income

ASC Topic 220 , "Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

r) Derivative Financial Instruments

The company was not a party to any derivative financial instruments during any of the reported fiscal periods.

s) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168, which was primarily codified into ASC Topic 105, will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date,  will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  ASC Topic 105  is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the requirements of SFAS 168, but it is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB provided for a deferral of the effective date of ASC 740  “Income Taxes”  for certain non-public enterprises to annual financial statements for fiscal years beginning after December 15, 2008.  The Company has elected this deferral and accordingly will be required to adopt FIN 48 in its 2009 annual financial statements.  Prior to adoption of ASC 740, the Company will continue to evaluate its uncertain tax positions and related income tax contingencies under Statement No. 5, Accounting for Contingencies. SFAS No. 5 requires the Company to accrue for losses it believes are probable and can be reasonably estimated.  Management has not yet determined if the adoption of FIN 48 will have a material effect on the Company’s financial statements.

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

4.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009.  P2’s action against PVT and Directors is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputed that it owed P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  The company is vigorously attempting to collect on the judgment.  In response to P2 motion the court put PVT into Bankruptcy on March 24, 2010.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.  The Company believes that this debt is collectable and will be collected.

5.    Bank Indebtedness

Details are as follows:

	2010	2009
Checks written in excess of funds on deposit	$ -	$ -

HSBC demand revolving loan for a maximum amount of CDN$20,000 (US$15,857), secured by a General Security Agreement on all assets of the company (first charge) and by personal guarantees made by a director and officer of the company, interest at bank prime plus 2%	-	(14,010)

	-	(14,010)
Less: Current Portion	-	(14,010)

Long-term portion	$ -	$ -

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2010	2009
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 14,918	$ 12,015

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	223,291	201,457

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	688,583	483,297

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	6,345	5,110
	$ 933,137	$ 701,879
Less: Current portion	(933,137)	(701,879)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $31,101 (2009 - $22,059).

c) Salaries and benefits include $68,653 (2009 - $59,637) paid to a director and officer of the Company.

d) As at March 31, 2010, a director and officer of the Company held approximately 20.84% of the issued and outstanding shares of the Company.

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

b) Share Issuances

During the current period, the company issued total of 5,131,643 common shares from the treasury.  4,297,189 shares were issued to six different companies for debt conversion.  . Further 384,454 shares were issued to individuals and companies that participated in the $115,336 private placement done in June of 2009.  The Company also issued 450,000 shares to two individuals for consulting work. 8,915,871 shares issued to Lassen Energy, Inc in the last period as per the licensing and share exchange agreement signed in November 2008.  These shares were cancelled on December 31 2009 as per agreement signed in May 2009.

c) Share Subscriptions

      At March 31, 2010 there was $24,000 worth outstanding Share Subscriptions.  Further share subscriptions of $81,000 were received subsequent to year-end

d) Warrants

In conjunction with the Private placement, 384,454 warrants were issued to individuals and companies that participated in the private placement done in June 2009.  Share subscriptions discussed above also have Warrants attached to them that have not been issued.

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

Under the black-scholes pricing model to calculate the fair value of the warrants as of the issuance date and charge it as warrants expense for $ 322,759, option expense $38,667 in nine month ended March 31, 2010 and $0 in twelve month ended March 31, 2009. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.59

Expected life	2.02-9.89

Risk-free interest rate	0.31~0.37%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of March 31, 2010, as well as activity during the twelve months then ended:

	Warrants	Options
Balance, March 31, 2009	718,332	0

Issued	384,454	200,000

Exercised & expired	0	0

Balance, March 31, 2010	1,102,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at March 31, 2010:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,102,786	0.42	2.17

Options	0.2	200,000	0.2	9.89

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

9.   Commitments

As of September 1, 2007 the company has leased offices at #204, 13569 - 76th Avenue, Surrey, BC, Canada.  Total space is 750 square feet for total rent of $900.00 per month.  This lease will expire on August 31, 2012.

10.  Reverse Merger Agreement(s)

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

11. Other Significant events

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

On March 12, 2009, signed a Consulting Agreement with CGC, pursuant to which CGC agreed to provide consulting services to the Company for an initial one year period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CCG with an initial issuance of a total of 500,000 shares of restricted common stock.  Under the terms of the Consulting Agreement, the Company has the option to extend the agreement for an additional 12 month period by issuing another 500,000 shares of restricted common stock to CCG. The initial 500,000 shares of common stock were recorded at $0.46 per share (market price at the agreement date) in total amount of $230,000 and issued on May 12, 2009.  The company did not extend the agreement with CGC, therefore, the remaining 500,000 shares were not issued.

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

On January 22, the Company has signed a Letter of Intent (LOI) with Osolar, Inc., a Korean corporation(“Osolar”), regarding a potential business arrangement pursuant to which Osolar will assist P2 Solar with planning, construction and operation of a 25 mega watt power plant  in Punjab, India.  We are in the process of negotiating a definitive agreement.

On January, 31, 2010, the company filed a Pre-Feasibility Report with PEDA.  Due to implementation of new India Solar Mission, this project has to be approved by the federal government in Delhi.  The company is now working with the appropriate federal government agency to get the approval.

On March 24, 2010, the British Columbia Supreme Court, in response to P2 Motion, declared PVT bankrupt as of October, 7, 2009.  Since then the company was able to appoint a trustee to handle PVT’s bankruptcy proceedings.

12. Subsequent Events

On April 19, 2010, the company signed an agreement with CCG, an IR firm with Head office in New York, to provide IR services.  The agreement is for 12 months and compensation consists of $11,000 per month plus out of pocket expenses.

In April 2010, the company received total of $81,000 worth of share subscriptions for units consisting of one common share at $0.30 plus one warrant with exercise price of $0.42.

On April 1, 2010, the company signed an agreement with Sinova Capital, an investment Banker, based in the British Virgin Islands to raise the required money for the construction of Solar Power Plant in India.

There are 100,000 shares authorized for services performed in March 2010 that had not been issued as of the date of this report

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed on Forms 8-K and 8-K/A filed with the SEC on August 5, 2009 and September 2, 2009, respectively, we changed accountants.  We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2010, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position
Raj-Mohinder S. Gurm	50	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director
Hans Edblad	44	Director
Stephen Sleigh	56	Director

Biographical Information

Raj-Mohinder S. Gurm. Mr. Gurm is the President, Chief Financial Officer, and a Director of the Company.  From 1985 to 1987 Mr. Gurm was a partner in B.R. International Marketing Company of Vancouver, BC a company, which provided North American representation to manufacturers from Asia. From 1987 to 1989 he was a manager of Metro Parking Ltd. of Vancouver, BC and was responsible for overseeing 70 employees and 20 parking lots. From 1989 to 1995 he was involved in importing products from Asia and selling them by the container loads to large retail chain stores. In 1995 Mr. Gurm was founder and president of Xanatel Communications Inc. a company involved in the wireless communications industry and which was sold to a public company listed on The Alberta Stock Exchange. Mr. Gurm has been a President and CEO of Spectrum International Inc. from 1990 to present. From Jan. 2000 to Nov. 9th, 2001 he was also President/CEO of Canoil Exploration Corporation, a publicly traded company that recently completed the acquisition of a Medical Equipment company. Mr. Gurm attended the University of British Columbia and earned a Bachelor of Sciences Degree in Biology in 1983. Born in 1960 in India, Mr. Gurm is a citizen and resident of Canada.

Hans Edblad.  Hans Edblad is 44 years old. In addition to serving as a director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Stephen Sleigh.  Stephen Sleigh is 56 years old currently serves as a director of the Company.  Since 2001, Mr. Sleigh has been a Certified General Accountant.  In addition to serving as a director of the Company, Mr. Sleigh has worked as the Controller for Zodiac Hurricane Technologies, Inc., (“Zodiac”) a French owned boat builder since 2001.  As the Controller, Mr. Sleigh handles all maters of accounting for Zodiac, including accounts payable, accounts receivable, and monitoring the company’s capital assets, as well as assisting with the development and maintenance of the company’s budgets.  Mr. Sleigh has a BSc., MSc., and a PhD in Chemistry from the University of Manchester, UK.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2010 2009 2008	68,563 59,367 $62,774(1)	-- -- --	-- -- --	0 0 0.(2)	-- -- --	-- -- --	-- -- --	68,563 59,367 62,774

(1) ) Salary accrued from April 1, 2005 to March 31, 2008 includes vacation pay.

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

Option Grants in Last Fiscal Year

There were 200,000 options granted to Jon Brainard for the work he did for the company.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2010:

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Raj Mohinder-Gurm	0	0	0	0	0	0	0
Gerry Podersky-Cannon	0	0	0	0	0	0	0
Hans Edblad	0	0	0	0	0	0	0

(1)

This figure includes compensation paid to Raj-Mohinder Gurm for work performed as an officer of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm(1) 3718 91st Avenue Surrey, BC, Canada V3V 7X1	7,042,352 Common	21.57%
$.001 Par Value Common Stock	Stephen Sleigh(1) 1330 harwood St. Suite 1907 Vancouver, BC. Canada V6E 1S8	0	0%

$.001 Par Value Common Stock	Hans Edblad(1) 20 Sara Lane Cold Stream, BC, Canada	0	0%
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	7,042,352	21.57%

(1) Director or Officer of Company

(2)Percentages are calculated based on 32,647,589 shares outstanding as of March 31, 2010.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake & Associates, CPA’s LLC for audit of the Company's annual financial statements were $21,000 for the fiscal year ended March 31, 2010, and $15,000 for the fiscal year ended March 31, 2009.

Audit Related Fees

(2)

Lake & Associates, CPA’s LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Lake & Associates, CPA’s LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2010 and 2009.

All Other Fees

 (4)

Lake & Associates, CPA’s LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

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

10.14	Agreement dated May 7, 2009 by and between P2 Solar, Inc., Lassen Energy, Inc., DBK Corporation, and Darry Boyd.
10.15	Agreement dated May 7, 2009 by and between P2 Solar, Inc., and Lassen Energy, Inc.
10.16	Agreement dated April 1, 2010 by and between Sinova Holdings Ltd. and P2 Solar, Inc.
10.17	Agreement dated April 19, 2010 by and between CCG and P2 Solar, Inc.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer

Date:  July 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  July 14, 2010

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  July 14, 2010