Form 10-Q
period 2010-06-30
P2 Solar, Inc.
filed 2010-08-16
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010 the Issuer had 42,997,589 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2010, and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-16

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	30-Jun	31-Mar
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 3,147	$ 12,142
Prepaid Assets	130,023	3,430
Performance Bond	13,869	150,842
Interest Receivable on Loan to PVT	238,905	226,872
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	94,286	98,445

Total Current Assets	1,965,230	1,976,731

Long Term Assets

Solar Panel License	1,000,000	1,000,000
Shares in Lassen Corporation	-	-
Product Rights	-	-

Total Assets	$ 2,965,230	$ 2,976,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	74,666	70,144
Lassen License Payable	770,000	770,000
Accrued Liabilities
Loan Payable	574,915	591,818
Due to related Parties	921,976	933,137

Total Current Liabilities	2,341,558	2,365,099

Total Liabilities	2,341,558	2,365,099

Stockholders' Equity
Authorised:
50,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:	-	-
Common shares - 33,887,589
(3/31/2010 - 33,097,589) respectively
Paid in Capital	33,887	33,097

Additional Paid-in Capital	4,114,781	3,944,571

Share Subscriptions	-	24,000

Other Comprehensive Income	(309,458)	(351,498)

Deficit Accumulated during Development
Stage	(3,215,538)	(3,038,538)

Total Stockholders' Equity	623,672	611,632

Total Liabilities and Stockholders' Equity	$ 2,965,230	$ 2,976,731
		-

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months Ending	Three Months Ending	Since Inception
	30-Jun	30-Jun	30-Jun
	2010	2009	2010

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	31,811	1,491	49,282
Bank Charges	356	411	3,884
Consulting Fees	66,000	8,315	573,393
Legal and Accounting	29,780	12,195	149,906
Rent	2,730	2,467	24,492
Salaries and benefits	17,650	16,096	152,722
Office and other	5,067	265	13,805
Telephone and Utilities	2,267	679	7,958
Travel and trade shows	25,683	13,505	57,662
Warrants & option expenses	-		361,426
Currency Exchange Loss (Gain)	20	(337)	296

Total Expenses	181,364	55,087	1,394,825

Net Income / (Loss) from Operations	(181,364)	(55,087)	(1,394,825)

Other Items
Interest on PVT Loan	12,419	24,121	157,578
Other Income
Interest Expense	(8,054)	(7,522)	(83,610)
	$ 4,365	$ 16,599	$ 73,968

Net Income / (Loss) before Tax	(177,000)	(38,488)	(1,320,858)

Income Tax	-	(6,019)	(6,418)

Net Income / (Loss)	(177,000)	(44,507)	(1,327,276)

Other comprehensive income	42,040	45,938	122,926

Net Comprehensive Income / (Loss)	$ (134,960)	$ 1,431	$(1,204,350)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)

Weighted Average
Number of Shares	33,302,424	37,381,817

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Shareholders equity
Expressed in U.S Dollars
Unaudited

	Common	Common	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) Mar. 31, 2008	20,447,614	$20,447	$1,092,740	$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription				(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700	-	-	-	1,325,000
Issuance of shares	718,332	718	214,782	-	-	-	215,500
Issuance of shares	8,915,871	8,916		-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500				170,000
Change in foreign currency translation adjustment					326,276		326,276
Net loss						(277,592)	(277,592)

Balance (deficiency) Mar. 31, 2009	36,881,817	$36,881	$2,795,722	$0	$(106,108)	$(2,186,085)	$540,410

Issuance of shares	500,000	500	229,500				230,000
Shares Cancelled	(8,915,871)	(8,916)					(8,916)
Shares issued	236,587	237	70,739				70,976
Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719

Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60000	60	17,940				18,000
Shares issued	20000	20	5980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170000	170	50,830				51,000
Issuance of shares	100000	100	29900				30,000
Shares for services (authorized but not yet issued)	200000	200	29800				30,000
Shares for services (authorized but not yet issued)	240000	240	35760				36,000
Change in foreign currency translation adjustment					42,040		42,040
Net loss						(177,000)	(177,000)
							-
Balance (deficiency) June 30, 2010	33,887,589	33,887	4,114,781	-	(309,458)	(3,215,538)	623,672

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars

	Three Months Ended	Three Months Ended	(Inception) to
	30-Jun	30-Jun	30-Jun
	2010	2009	2010
Operating Activities
Net Income / (Loss)	$ (177,000)	$ (44,507)	$ (1,327,276)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	66,000	1,000	306,000
Depreciation	-	-	-
Warrants &option expenses	-	-	361,426
Write off of assets from discontinued operations			-
Interest due to related parties	(8,054)	7,370	63,605
Wages accrued to director	17,650	16,096	152,722
Cancelled stock based compensation	-		-
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable			-
Interest receivable	(12,033)	(24,121)	(156,648)
Bad Debt			-
Inventory	-
Prepaid expense	(126,593)	5,213	(122,642)
Increase/(Decrease) in Accounts Payable	4,522	9,652	(22,176)
Increase in Solar Panel Payable	-
Increase/(Decrease) in Accrued Liabilities	-		(80,419)

Net Cash Provided by Operating Activities	(219,399)	(29,297)	(809,299)

Net cash provided by (used in ) Discontinued operations	-

	(219,499)	(29,297)	(809,399)

Investment Activities
Purchase of Equipment	-	-	-
Investment in Lassen	-		-
Solar Panel License	-	(30,000)	(230,000)
Loan to PVC	-

Net Cash (Used) by Investment Activities	-	(30,000)	(230,000)

Financing Activities
Bank Indebtedness	-	(13,513)	(17,734)
Due to Related party	(36,865)	25,323	(105,999)
Performance Bond	136,973	(131,750)	(13,869)
Security for Legal Costs PVT	4,159		(94,286)
Loans Payable	(16,903)	28,038	(834,851)
Proceeds from Subscriptions Receivable		111,780	24,000
Proceeds from sale of Common Stock	81,000	-	1,964,336

Net Cash Provided by Financing Activities	184,471	19,878	937,704

Foreign Exchange	42,040	45,938	120,849

Change in cash and cash equivalents	(8,995)	6,519	3,147

Cash, Beginning of Period	12,142	-	-

Cash, End of Period	$ 3,147	$ 6,519	$ 3,147

Supplemental Information:
Interest Paid	$ -	$ 159	$ 6,026
Income Taxes Paid	$ -	$ 6,012	$ 4,386

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Three Months Ended June 30, 2010

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

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended March 31, 2010.

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

The Company signed a letter of agreement in February 2008 with Lassen Energy, Inc to do a share exchange merger. On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a Licensing agreement with Lassen that gives the company rights to their products in India, Canada, and Hawaii. On July 13, 2009, the Company signed a Memorandum of Understanding (MOU) with Punjab Energy Development Agency (PEDA). Pursuant to the terms of the MOU, the company was authorized to prepare and submit a pre-feasibility report for the proposed development and construction of a 25 Megawatt Solar Power Station within the Indian State of Punjab.  On January 30, 2010 the company prepared and submitted the prefeasibility report to PEDA.  In January the government of India announced the National Solar Mission that pays much higher Tariff for electricity produced by a Solar plant.  The company decided that it was in its best interest to abandon the application with PEDA and reapply through the National Solar Mission.  The company is now pursuing this avenue. The Company has been in the development stage in the solar business since February 2008.  The current financial statements represent the Company’s results since it entry into the solar business.

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

2.

Summary of Significant Accounting Policies

Recently issued accounting standards

Fair Value – Multiple Deliverable Revenue Arrangements

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On December 10, 2009, the Company paid the sum of $95,147USD ($100,000 CAD) into Court for Security for Cost pursuant to the order of the Honourable Madam Justice Griffin pronounced on November 7, 2009.

5.    Bank Indebtedness

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	June 30, 2010	March 31, 2010
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 64,645	$ 14,918

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	173,839	223,291

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	677,147	688,583

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	6,345	6,345
	$ 921,976	$ 933,137
Less: Current portion	(921,976)	(933,137)
Long-term portion	$ -	$ -

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

b) Share Issuances

On May 10, 2010, the company issued 350,000 shares of restricted common stock for outstanding Share Subscriptions.

c) Share Subscriptions

At June 30, 2010 there were no Share Subscriptions outstanding.

d) Warrants

In conjunction with the Private placement, 350,000 warrants were issued to individuals and companies that participated in the private placement done in March and April 2010.

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

Warrants & options
Expected volatility	1.59

Expected life	2.02-9.89

Risk-free interest rate	0.31~0.37%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of June 30, 2010, as well as activity during the three months then ended:

	Warrants	Options
Balance, March 31, 2010	1,102,786	200,000

Issued	350,000	0

Exercised & expired	0	0

Balance, June 30, 2010	1,452,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at June 30, 2010:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,452,786	0.42	2.17

Options	0.2	200,000	0.2	9.89

8.  Other Significant and Subsequent events

On July 15, 2010, the Company issued 10,000,000 common shares to Raj-Mohinder Gurm, President/CEO for the money owing to him from loans and back wages.

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

Background and Overview

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) the potential construction of a solar power plant located in Punjab, India; and ii) the manufacturing, distribution and sales of solar panels.  The Company is currently a development stage company.

Power Plant Construction Business

 On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must now approve the Company’s Project.  tThe released the new guidelines relating to the construction of the solar plant in India in the third week of July.  The guidelines have set out the procedure and terms under which the interested parties will be able to apply and receive approval to build solar power plants in India under the India Solar Mission. The maximum size of project that the company can apply for in the first phase is 5 MW.  The Company will apply for the maximum 5 MW. In the event that the Indian Federal Government determines that the Company’s solar power project is viable, the Company and the Indian Federal Government will enter into a separate agreement memorializing the terms for the construction of the power plant.

In conjunction with the entry into the MOU, the Company paid a refundable interest free security deposit to PEDA of RS 62.5 Lakhs (approximately US $150,842) in the form of a bank guarantee / demand draft in favor of PEDA.  However, because the review of the project proposal was transferred to the Indian Federal Government’s jurisdiction, PEDA returned the performance guarantee of RS 62.5 Lakhs (approximately US $150,842) to the Company.  The Company will have to pay the performance guarantee to the Indian Federal Government in the event the project is approved.

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

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in Punjab, India.  Additionally, the Company will be using  currently available commercial solar panels because the new guidelines released by the Indian government require any panels used to be proven in the field for at least 2 years.  Lassen panels will not meet this requirement.

Results of Operation

As of June 30, 2010, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended June 30, 2010. The following summary should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the three months ended June 30, 2010, the Company did not have any sales or generate any revenues.  As of June 30, 2010, the Company’s unaudited balance sheet reflects total assets of $2,965,230 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the License Agreement with Lassen valued at $1,000,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $238,905; and iv) a Performance Bond with the Punjab Government in the amount of $13,869.  As of June 30, 2010, the Company’s unaudited balance sheet reflects total liabilities of $2,341,558.  The Company has cash on hand of $3,147 and a deficit accumulated during the development stage of $3,215,538.

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

The Company anticipates that it will attempt to raise approximately 2 to 3 million dollars through the sale of the Company’s securities to cover the Company’s operating expenses and to make the $770,000 payment pursuant to the License Agreement.  Furthermore, if the Indian Federal Government approves the Company’s feasibility report, and authorizes the construction of the 5 mega watt power plant in Punjab India, the Company anticipates that it will pursue a combination of debt and equity financing in an effort to raise the necessary funds to cover the estimated $25,000,000 in expenses associated with the development of the power plant.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.   On April 1, 2010, the Company entered into a one year Consulting Agreement with Sinova Holdings, Ltd.  Pursuant to the terms of the Consulting Agreement, in the event the Company’s power plant project is approved by the Indian Federal Government, Sinova will assist the Company in identifying strategic investors, financial investors, and/or investment banks for the purpose of securing funds necessary for the construction of the power plant in Punjab, India through either equity or debt financing.  In return for the consulting services rendered by Sinova, the Company is required to issue Sinova a monthly retainer in the amount of 80,000 shares of restricted common stock.  Additionally, in the event Sinova is successful in assisting the Company in procuring the necessary funds for the power plant construction project, Sinova will be entitled to additional compensation.  A copy of the Consulting Agreement was filed as exhibit 10.16 to the Company’s Form 10-K filed with the SEC on July 14, 2010.

In an effort to enhance its short term liquidity, in April 2010, the Company conducted a Private Placement Offering, pursuant to which the Company raised $105,000 through the sale of 350,000 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of common stock at a price of $0.42 per share at any time up until 36 months following the purchase of the Unites.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D of the Securities Act of 1933 (the “Securities Act”), the securities laws of certain states, and Regulation S under the 1933 Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.  Additionally, in an effort to enhance liquidity, the Company is currently pursuing PVT for the money it owes the Company ($1,485,000) plus interest and damages.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2010, the Company conducted a Private Placement Offering, pursuant to which the Company raised $105,000 through the sale of 350,000 Units at a purchase price of $.30 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of common stock at a price of $0.42 per share at any time up until 36 months following the purchase of the Unites.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D of the Securities Act, the securities laws of certain states, and Regulation S under the 1933 Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

As disclosed on a Form 8-K filed by the Company with the Securities and Exchange Commission on July 19, 2010, on July 15, 2010, the Company’s Board of Directors authorized the issuance of a total of 10,000,000 shares of restricted common stock (the “Shares”) to Mr. Gurm in satisfaction of $800,000 of funds due and owing to Mr. Gurm.  Specifically, the Shares were issued to satisfy $115,536.96 in interest due and owing to Mr. Gurm, and $684,463.04 in compensation due and owing to Mr. Gurm.  The shares were valued at $.08 per share.  Prior to the issuance of the Shares the Company had a total of 33,887,589 issued and outstanding.  Following the issuance of the Shares the Company has a total of 43,887,589 shares of common stock issued and outstanding.  For the above share issuances, the Shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 16, 2010

 Title: Chief Executive Officer & Chief Financial Officer