Form 10-Q
period 2010-09-30
P2 Solar, Inc.
filed 2010-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 19, 2010 the Issuer had 48,854,847 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-16

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars	30-Sep	31-Mar
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 8,846	$ 12,142
Prepaid Assets	134,717	3,430
Performance Bond	14,295	150,842
Interest Receivable on Loan to PVT	251,069	226,872
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	97,182	98,445

Total Current Assets	1,991,109	1,976,731

Long Term Assets

Solar Panel License	-	1,000,000
Shares in Solarize	2,500,000	-

Total Assets	$ 4,491,109	$ 2,976,731
	-
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	83,038	70,144
Lassen License Payable	-	770,000
Accrued Liabilities	2,000	-
Loan Payable	18,000
Loan Payable (Debt converted adjusted)	-	591,818
Due to related Parties	44,381	933,137

Total Current Liabilities	147,419	2,365,099

Total Liabilities	147,419	2,365,099

Stockholders' Equity
Authorized:
500,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:		-

Common shares - 49,744,847	$ 49,744	33,097

Additional Paid-in Capital	5,662,098	3,944,571

Preferred Shares Issued :1,000,000
Paid in Capital	1,000	-

Additional Paid in Capital Preferred Shares	2,268,900	-

Share subscriptions	-	24,000

Other Comprehensive (Loss)	(311,179)	(351,498)

Deficit Accumulated during Development
Stage	(3,326,874)	(3,038,538)

Total Stockholders' Equity	4,343,690	611,632

Total Liabilities and Stockholders' Equity	$ 4,491,109	$ 2,976,731
	(0.00)	-

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending	Since Inception
	30-Sep	30-Sep	30-Sep	30-Sep	30-Sep
	2010	2009	2010	2009	2010

Income
Sales	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	1,206	868	33,016	2,345	50,487
Bank Charges	347	167	704	584	4,232
Consulting Fees	1,706	59,931	67,706	124,897	575,099
Legal and Accounting	31,635	16,485	61,415	28,503	181,541
Rent	2,871	2,614	5,601	5,067	27,363
Salaries and benefits	18,563	17,059	36,213	33,066	171,285
Office and other	212	297	5,279	560	14,017
Telephone and Utilities	810	611	3,078	1,289	8,768
Travel and trade shows	4,996		30,679	13,872	62,658
Warrants & option expenses	60,303		60,303		421,729
Currency Exchange Loss (Gain)	(196)	1,001	(176)	624	100

Total Expenses	122,453	99,033	303,818	210,807	1,517,279
					-
Net Loss from Operations	(122,453)	(99,033)	(303,818)	(210.807)	(1,517,279)

Other Items
Interest on PVT Loan	12,042	13,690	24,460	37,642	169,619
Other Income
Interest Expense	(925)	(7,772)	(8,979)	(15,258)	(84,535)
	$ 11,117	$ 5,918	$ 15,482	$ 22,384	$ 85,085

Net Loss before Tax	(111,336)	(93,115)	(288,336)	(188,423)	(1,432,194)

Income Tax	-			6182	(6,418)

Net Loss	(111,336)	(93,115)	(288,336)	(194,605)	(1,438,612)
					-
Other comprehensive income	(1,721)	(88,598)	40,319	(181,404)	121,205

Net Loss and Comprehensive loss	$ (113,057)	$ (181,713)	$ (248,016)	$ (376,009)	$ (1,317,407)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average
Number of Shares	44,148,494	28,465,946	38,755,093	30,107,866

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars
Unaudited
	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$(432,384)	$(1,908,493)	$156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$(106,108)	$(2,186,085)	$540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976

Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100
Issuance of shares for debt	153,801	154	18,302				18,456

Issuance of shares for debt	426,270	426	50,726									51,152
Issuance of shares for debt	51,171	51	6,089									6,141
Issuance of shares for debt	120,310	120	14,317									14,437
Issuance of shares for debt	234,907	235	27,954									28,189
Shares for services	200,000	200	29,800									30,000
Shares for services	240,000	240	35,760									36,000
Warrant expense			60,303									60,303
Issue of Preferred Shares				1,000,000	1,000	2,268,900						2,269,900
Change in foreign currency translation adjustment									40,319			40,319
Net loss											(288,336)	(288,336)
												-
Balance (deficiency) September 30, 2010	49,744,847	49,744	5,662,098	1,000,000	1,000	2,268,900	0	0	(311,179)	0	(3,326,874)	4,343,689
												0
The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited

	Six Months Ended	Six Months Ended	(Inception) to
	30-Sep	30-Sep	30-Sep
	2010	2009	2010
Operating Activities
Net (Loss)	$ (288,336)	$ (194,605)	$ (1,438,612)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	66,000	230,000	306,000
Warrants &option expenses	60,303		421,729
Interest due to related parties	8,979	15,075	80,638
Wages accrued to director	36,213	33,066	171,285

Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest receivable	(24,197)	(37,642)	(168,812)
Inventory
Prepaid expense	(131,287)	(110,045)	(127,336)

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	12,894	7,899	(13,804)
Increase/(Decrease) in Accrued Liabilities	2,000	-	(78,419)

Net Cash Provided by Operating Activities	(257,431)	(56,252)	(847,331)

Investment Activities
Solar Panel License	-	(30,000)	(230,000)
Loan to PVC
Net Cash (Used) by Investment Activities	-	(30,000)	(230,000)

Financing Activities
Bank Indebtedness	-	(14,010)	(17,734)
Due to Related party	(22,995)	74,731	(92,129)
Security for Legal Costs PVT	1,263		(97,182)
Loans Payable	18,000	240,130	(799,948)
Performance Bond	136,547	(143,107)	(14,295)
Proceeds from Subscriptions Receivable	-	115,336	-
Conversion of Related Party Debts
Issuance of Preferred Shares

Proceeds from sale of Common Stock	81,000	-	1,988,336

Net Cash Provided by Financing Activities	213,815	273,080	967,048

Foreign Exchange	40,319	(181,404)	119,128

Change in cash and cash equivalents	(3,296)	5,424	8,846

Cash, Beginning of Period	12,142	-	-

Cash, End of Period	$ 8,846	$ 5,424	$ 8,846
	$ (0)	$ -	$ 0
Supplemental Information:
Interest Paid	$ -	$ 183	$ 6,026
Income Taxes Paid	$ -	$ 6,182	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ 66,000		$ 1,852,916
Warrants	$ 60,303		$ 421,729
Conversion of notes payable	$ 702,871		$ 1,082,590
Director's Debt	$ 800,000		$ 800,000
Preferred stock issued in connection with in investment	$ 2,269,900		$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2010

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

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A.  Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from the Natco International Inc. to P2 Solar, Inc.  The Company is in the development stage and has had no revenue since inception.

 The Company signed a letter of agreement in February, 2008 with Lassen Energy, Inc to do a share exchange merger.  On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a licensing agreement with Lassen that gives the Company rights to their products in India, Canada, and Hawaii.  On September 3, 2010, the Company cancelled the licensing agreement with Lassen and signed a broader agreement with a company called Solarise Power Inc. (Solarise). Lassen, DBK, and Darry Boyd moved the entire Intellectual property (IP) pertaining to JIL Technology into Solarise and P2 solar will own 34% of Solarise.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years. The Company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through Solarise and financing and building of power plant in India and elsewhere.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

2.

Summary of Significant Accounting Policies

Recent Authoritative Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of provisions of ASU 2010-10 does not have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Solar Panel License and Share Exchange

The Solar Panel License has been cancelled as of September 1, 2010.

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

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	Sept. 30, 2010	March 31, 2010
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 0	$ 14,918

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	26,189	223,291

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	18,192	688,583

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	0	6,345
	$ 44,381	$ 933,137
Less: Current portion	(44,381)	(933,137)
Long-term portion	$ -	$ -

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

c) Share Subscriptions

At Sept 30, 2010 there were no Share Subscriptions outstanding.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $60,303 and charged as warrants expense for the period ended September 30, 2010.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	2.14

Expected life	3.0

Risk-free interest rate	0.41%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of September 30, 2010, as well as activity during the six months then ended:

	Warrants	Options
Balance, March 31, 2010	1,102,786	200,000

Issued	350,000	0

Exercised & expired	0	0

Balance, September 30, 2010	1,452,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at September 30, 2010:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,452,786	0.42	1.94

Options	0.2	200,000	0.2	9.21

8.  Other Significant and Subsequent events

•

On April 19, 2010, the Company signed an agreement with CCG, an IR firm with Head office in New York, to provide IR services.  The agreement is for 12 months and compensation consists of $11,000 per month plus out of pocket expenses.

•

On April 1, 2010, the company signed an agreement with Sinova Capital, an investment Banker, based in the British Virgin Islands to raise the required money for the construction of Solar Power Plants in India and elsewhere.

•

On July 15, 2010, the Company issued 10,000,000 common shares to Raj-Mohinder Gurm, President/CEO for the money owing to him from loans and back wages.

•

From August 1, 2006 through August 31, 2010, the Company borrowed a total of $702,870.92 from certain holders (collectively referred to herein as the “Holders”) pursuant to the terms of Convertible Promissory Notes (collectively referred to herein as the “Notes”).  Pursuant to the terms of the Notes, the Holders were provided with the option of converting the outstanding balance of the Notes into shares of the Company’s Common Stock at a conversion price of $.12 per share.  On September 3, 2010, the Holders elected to exercise their conversion rights under the Notes.  In accordance with the terms of the Notes, on September 3, 2010, the Company caused the Company’s transfer agent to issue the Holders a total of 5,857,258 shares of the Company’s common stock.

•

On September 6, 2010, the Company acquired 1,004,999 shares of restricted common stock of Solarise Power, Inc., a privately owned Nevada corporation (“Solarise”) that specializes in the development of solar panel technology, for a total purchase price of $2,500,000 which was paid as follows:  i) consideration in the amount of $250,000; and ii) the issuance to Solarise of 1,000,000 shares of Series A Non-Voting Convertible Preferred Common Stock of the Company.  The 1,004,999 shares of Solarise acquired by the Company represent approximately 33.5% of the issued and outstanding shares of common stock of Solarise.

•

On September 29, 2010, the Company, Lassen, DBK Corp., and Boyd entered into an Agreement pursuant to which the parties agreed to terminate the License Agreement and each of the parties’ respective obligations under the License Agreement.  Specifically, all of the licenses granted under the License Agreement were terminated and P2 Solar’s financial obligations under the License Agreement were terminated.  The agreed upon effective date of the License Termination Agreement was September 1, 2010

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background and Overview

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of a solar power plant located in Punjab, India.  The Company is currently a development stage company.

Solar Panel Technology

As disclosed on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Lassen Energy, Inc., a California corporation (“Lassen”), DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”)), pursuant to which Lassen and DBK agreed to provide the Company with several licenses (the “Licenses”) relating to the use of certain intellectual property owned by DBK and Lassen used in the manufacture of solar panels  (the “JIL Technology”).

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, on September 29, 2010, the Company, Lassen, DBK Corp., and Boyd entered into an Agreement pursuant to which the parties agreed to terminate the License Agreement and each of the parties’ respective obligations under the License Agreement.  Specifically, all of the licenses granted under the License Agreement were terminated and the Company’s financial obligations under the License Agreement were terminated.  The agreed upon effective date of the License Termination Agreement was

September 1, 2010.

Following the termination of the License Agreement, Lassen, DBK, and Darry Boyd transferred ownership of the intellectual property pertaining to the JIL Technology into Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation.   Solarise specializes in the development of solar panel technology.  On September 6, 2010, the Company acquired 1,004,999 shares of restricted common stock of Solarise, for a total purchase price of $2,500,000 which was paid as follows: i) consideration in the amount of $250,000; and ii) the issuance to Solarise of 1,000,000 shares of Series A Non-Voting Convertible Preferred Common Stock of the Company.  The 1,004,999 shares of Solarise acquired by the Company represent approximately 33.5% of the issued and outstanding shares of common stock of Solarise.  Through its relationship with Solarise, the Company anticipates that it will contribute up to $2,500,000 towards the development, testing and patenting of the intellectual property pertaining to the JIL Technology.  In accordance with the terms of the Series A Non-Voting Convertible Preferred Common Stock of the Company issued to Solarise, for every $2.25 that the Company contributes towards the operating costs of Solarise, one (1) Series A Non-Voting Convertible Preferred Common Stock of the Company owned by Solarise will be cancelled.  The Company is currently testing the hybrid panel containing the JIL Technology internally.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

Power Plant Construction Business

On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must approve the development and implementation of solar projects in India.  In July 2010, the Indian Federal Government released the new guidelines relating to the construction of solar plants in India.  The guidelines set out the procedure and terms under which the interested parties are able to apply and receive approval to build solar power plants in India under the India Solar Mission. The maximum size of project that the company can apply for in the first phase is 5 MW.  As a result of the enhanced guidelines, the Company was not able to complete the application process, and as such did not formally apply for the authority to construct a 5 MW plant in Punjab.  Due to the enhanced guidelines, the Company has elected to engage in efforts to partner with an established Indian company that has received approval from the Indian Federal Government for the construction of a solar farm.  The Company is currently in discussions with such companies regarding the prospect of a potential business relationship.

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of September 30, 2010, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended September 30, 2010. The following summary should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the three months ended September 30, 2010, the Company did not have any sales or generate any revenues.  As of September 30, 2010, the Company’s unaudited balance sheet reflects total assets of $4,491,109 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the shares in Solarise valued at $2,500,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $251,069; iv) a Performance Bond with the Punjab Government in the amount of $14,295; and v) prepaid assets of $134,717.  As of September 30, 2010, the Company’s unaudited balance sheet reflects total liabilities of $147,419.  The Company has cash on hand of $8,846 and a deficit accumulated during the development stage of $3,326,874.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the funds necessary to make contributions to Solarise to facilitate the development of the JIL Technology or proceed with the joint development of a power plant in India. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $5400 per month; that figure includes $900 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5400 per month to cover operating expenses, and additional funds to cover contributions to Solarise and expenses if the Company enters into a business relationship with an Indian company relating to the establishment of a solar power plant.

The Company anticipates that it will attempt to raise approximately 2 to 3 million dollars through the sale of the Company’s securities to cover the Company’s operating expenses.  Furthermore, if the Company enters into a business relationship with an Indian company relating to the establishment of a solar power plant, the Company will pursue a combination of debt and equity financing in an effort to raise the necessary funds to cover the expenses associated with the development of the power plant.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.   On April 1, 2010, the Company entered into a one year Consulting Agreement with Sinova Holdings, Ltd.  Pursuant to the terms of the Consulting Agreement, in the event the Company’s power plant project is approved by the Indian Federal Government, Sinova will assist the Company in identifying strategic investors, financial investors, and/or investment banks for the purpose of securing funds necessary for the construction of the power plant in Punjab, India through either equity or debt financing.  In return for the consulting services rendered by Sinova, the Company is required to issue Sinova a monthly retainer in the amount of 80,000 shares of restricted common stock.  Additionally, in the event Sinova is successful in assisting the Company in procuring funds for its business ventures, Sinova will be entitled to additional compensation.  A copy of the Consulting Agreement was filed as exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed on a Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2010, July 19, 2010, as of March 31, 2010, the Company owed a total of $849,595.35 to Raj-Mohinder Gurm broken down as follows: i) $165,132.31 in principal and interest in for funds loaned to the Company by Mr. Gurm; and ii) $684,463.04 for past services rendered to the Company by Mr. Gurm in his capacity as an Officer of the Corporation.  On July 15, 2010, the Company’s Board of Directors authorized the issuance of a total of 10,000,000 shares of restricted common stock (the “Shares”) to Mr. Gurm in satisfaction of $800,000 of funds due and owing to Mr. Gurm.  Specifically, the Shares were issued to satisfy $115,536.96 in interest due and owing to Mr. Gurm, and $684,463.04 in compensation due and owing to Mr. Gurm.  The shares were valued at $.08 per share.  For the above share issuance, the Shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.

As disclosed on a Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2010, from August 10, 2006 through March 31, 2010, the Company borrowed a total of $729,246 from certain holders (collectively referred to herein as the “Holders”) pursuant to the terms of

Promissory Notes (collectively referred to herein as the “Notes”).  On August 31, 2010, the Company and the Holders amended the terms of the Notes and entered into Convertible Promissory Notes (collectively referred to herein as the “Convertible Notes”).  Pursuant to the terms of the Convertible Notes, the Holders were provided with the option of converting the outstanding balance of the Convertible Notes into shares of the Company’s Common Stock at a conversion price of $.12 per share.  On September 1, 2010, the Holders elected to exercise their conversion rights under the Convertible Notes.  In accordance with the terms of the Convertible Notes, the Company caused the Company’s transfer agent to issue the Holders a total of 5,857,258 shares of the Company’s common stock.  For the above share issuances, the Shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 19, 2010

 Title: Chief Executive Officer & Chief Financial Officer