Form 10-Q
period 2010-12-31
P2 Solar, Inc.
filed 2011-02-22
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 14, 2011 the Issuer had 49,944,847 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-9

Statements of Cash Flows	10-11

Notes to Unaudited Financial Statements	12-17

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars	31-Dec	31-Mar
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 3,647	$ 12,142
Prepaid Assets	142,932	3,430
Performance Bond	14,768	150,842
Interest Receivable on Loan to PVT	264,953	226,872
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	100,402	98,445

Total Current Assets	2,011,702	1,976,731

Long Term Assets

Solar Panel License	-	1,000,000
Shares in Solarize	2,500,000	-

Total Assets	$ 4,511,702	$ 2,976,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	83,077	70,144
Lassen License Payable	-	770,000
Accrued Liabilities	2,000	-
Loan Payable	18,000
Loan Payable (Debt converted adjusted)	-	591,818
Due to related Parties	73,286	933,137

Total Current Liabilities	176,363	2,365,099

Total Liabilities	176,363	2,365,099

Stockholders' Equity
Authorized:
500,000,000 Common Shares,
with a par value $0.001,
5,000,000 preferred shares
with a par value $0.001,
Issued:		-

Common shares – 49,894,847	$ 49,894	33,097

Additional Paid-in Capital	5,676,948	3,944,571

Preferred Shares Issued :1,000,000
Paid in Capital	1,000	-

Additional Paid in Capital Preferred Shares	2,268,900	-

Share subscriptions	5,000	24,000

Other Comprehensive (Loss)	(302,683)	(351,498)

Deficit Accumulated during Development
Stage	(3,363,720)	(3,038,538)

Total Stockholders' Equity	4,335,339	611,632

Total Liabilities and Stockholders' Equity	$ 4,511,702	$ 2,976,731
	0.00	-

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Nine Months	Nine Months	Three Months	Three Months	Since
	Ending	Ending	Ending	Ending	Inception
	31-Dec	31-Dec	31-Dec	31-Dec	31-Dec
	2010	2009	2010	2009	2010

Income
Sales	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	33,738	2,741	722	380	51,209
Bank Charges	985	1,113	281	536	4,513
Consulting Fees	82,804	188,058	15,098	60,575	590,197
Legal and Accounting	71,038	51,156	9,623	22,907	191,164
Rent	8,462	4,082	2,861	2,698	30,224
Salaries and benefits	54,710	7,774	18,497	17,606	189,782
Office and other	5,673	50,732	394	3,653	14,411
Telephone and Utilities	3,816	1,857	738	560	9,506
Travel and trade shows	31,696	14,188	1,017		63,675
Warrants & option expenses	60,303	361,426	-	361,426	421,729
Currency Exchange Loss (Gain)	(189)	349	(13)	(301)	87

Total Expenses	353,035	683,476	49,217	470,040	1,566,497
					-
Net Loss from Operations	(353,035)	(683,476)	(49,217)	(470,040)	(1,566,497)

Other Items
Interest on PVT Loan	38,088	50,729	13,628	13,100	183,247
Other Income
Interest Expense	(10,235)	(22,967)	(1,256)	(7,663)	(85,791)
	$ 27,853	$ 27,762	$ 12,372	$ 5,437	$ 97,456

Net Loss before Tax	(325,182)	(655,714)	(36,845)	(464,603)	(1,469,041)

Income Tax		(6,323)	-		(6,418)

Net Loss	(325,182)	(662,037)	(36,845)	(464,603)	(1,475,459)
					-
Other comprehensive income	48,815	(210,789)	8,496	(29,385)	129,701

Net Loss and Comprehensive loss	$ (276,367)	$ (872,826)	$ (28,349)	$ (493,988)	$(1,345,758)

Basic and Diluted
(Loss) per Share	$ (0.01)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted Average
Number of Shares	42,432,756	35,749,389	49,748,108	31,725,117

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Shareholders equity
Unaudited
	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$(1,908,493)	$ 156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	$(2,186,085)	$ 540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976

Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100

Issuance of shares for debt	153,801	154	18,302									18,456
Issuance of shares for debt	426,270	426	50,726									51,152
Issuance of shares for debt	51,171	51	6,089									6,141
Issuance of shares for debt	120,310	120	14,317									14,437
Issuance of shares for debt	234,907	235	27,954									28,189
Shares for services	200,000	200	29,800									30,000
Shares for services	240,000	240	35,760									36,000
Shares for services	150,000	150	14,850									15,000
Share subscription							5,000					5,000
Warrant expense			60,303									60,303
Issue of Preferred Shares				1,000,000	1,000	2,268,900						2,269,900
Change in foreign currency translation adjustment									48,815			48,815
Net loss											(325,182)	(325,182)
												-
Balance (deficiency) December 31, 2010	49,894,847	49,894	5,676,948	1,000,000	1,000	2,268,900	5,000	0	(302,683)	0	(3,363,720)	4,335,339
												0
The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Nine Months	Nine Months
	Ended	Ended	(Inception) to
	31-Dec	31-Dec	31-Dec
	2010	2009	2010
Operating Activities
Net (Loss)	$ (325,182)	$ (662,037)	$ (1,475,458)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	81,000	172,500	321,000
Warrants &option expenses	60,303	361,426	421,729
Interest due to related parties	9,671	22,772	81,330
Wages accrued to director	54,710	50,732	189,782

Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest receivable	(38,081)	(50,729)	(182,696)
Inventory
Prepaid expense	(139,502)	(59,346)	(135,551)

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	12,933	882	(13,765)
Increase/(Decrease) in Accrued Liabilities	2,000	13,590	(78,419)

Net Cash Provided by Operating Activities	(282,148)	(150,210)	(872,048)

Investment Activities
Investment in Lassen		8,916
Solar Panel License	-	(30,000)	(230,000)
Loan to PVC
Net Cash (Used) by Investment Activities	-	(21,084)	(230,000)

Financing Activities
Bank Indebtedness	-	(14,010)	(17,734)
Due to Related party	(13,279)	107,607	(82,413)
Security for Legal Costs PVT	(1,957)	(95,147.0)	(100,402)
Loans Payable	18,000		(799,948)
Performance Bond	136,074	(145,790)	(14,768)
Proceeds from Subscriptions Receivable	5,000		5,000
Conversion of Related Party Debts		374,063
Issuance of Preferred Shares
Proceeds from sale of Common Stock	81,000	163,920	1,988,336

Net Cash Provided by Financing Activities	224,838	390,643	978,071

Foreign Exchange	48,815	(210,789)	127,624

Change in cash and cash equivalents	(8,495)	8,560	3,647

Cash, Beginning of Period	12,142	-	-

Cash, End of Period	$ 3,647	$ 8,560	$ 3,647
	$ (0)	$ (0)	$ (0)
Supplemental Information:
Interest Paid	$ 564	$ 194	$ 6,590
Income Taxes Paid	$ -	$ 6,323	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ 81,000		$ 1,867,916
Warrants	$ 60,303		$ 421,729
Conversion of notes payable	$ 702,871		$ 1,082,590
Director's Debt	$ 800,000		$ 800,000
Preferred stock issued in connection with in investment	$ 2,269,900		$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Three and Nine Months Ended December 31, 2010

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

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	Dec. 31, 2010	March 31, 2010
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 0	$ 14,918

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	35,696	223,291

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	37,590	688,583

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	0	6,345
	$ 73,286	$ 933,137
Less: Current portion	(73,286)	(933,137)
Long-term portion	$ -	$ -

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

b) Share Issuances

There were 150,000 shares accrued for a consultant but not issued in this period

c) Share Subscriptions

At December 30, 2011 there were $5000.00 in outstanding Share Subscriptions outstanding.

d) Warrants

In conjunction with the Private placement, 50,000 warrants at $0.25 were committed but not issued yet.  Warrants will be issued at the same time as the shares.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $60,303 and charged as warrants expense for the period ended September 30, 2010.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	2.14

Expected life	3.0

Risk-free interest rate	0.41%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of December 31, 2010, as well as activity during the nine months then ended:

	Warrants	Options
Balance, March 31, 2010	1,102,786	200,000

Issued	400,000	0

Exercised & expired	0	0

Balance, December 31, 2010	1,502,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at December 31, 2010:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,452,786	0.42	1.94
Warrants	0.25	50,000	0.25

Options	0.2	200,000	0.2	9.21

8.  Other Significant and Subsequent events

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

•

On September 29, 2010, the Company, Lassen, DBK Corp., and Boyd entered into an Agreement pursuant to which the parties agreed to terminate the License Agreement and each of the parties’ respective obligations under the License Agreement.  Specifically, all of the licenses granted under the License Agreement were terminated and P2 Solar’s financial obligations under the License Agreement were terminated.  The agreed upon effective date of the License Termination Agreement was September 1, 2010

•

On January 5, 2011 the company hired William Robertson to take care of the Investor Relations work.

•

On January 21, 2011, William Robertson was issued 1,600,000 shares for his services.

•

On January 21, 2011, 50,000 shares and 50,000 warrants were issued to Sol Africa-Rennie for the subscription the company received from her on December 30, 2010.

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

Background and Overview

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of a solar power plant located in India and Ontario, Canada.  The Company is currently a development stage company.

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

Power Plant Construction Business

On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must approve the development and implementation of solar projects in India.  In July 2010, the Indian Federal Government released the new guidelines relating to the construction of solar plants in India.  The guidelines set out the procedure and terms under which the interested parties are able to apply and receive approval to build solar power plants in India under the India Solar Mission. The maximum size of project that the company can apply for in the first phase was 5 MW.  As a result of the enhanced guidelines, the Company was not able to complete the application process, and as such did not formally apply for the authority to construct a 5 MW plant in Punjab.  Due to the enhanced guidelines, the Company has elected to engage in efforts to partner with an established Indian company that has received approval from the Indian Federal or State Government for the construction of a solar farm.  The Company is currently in discussions with such companies regarding the prospect of a potential business relationship.  Also,the company is currently analyzing five sites in Ontario, Canada for the construction of  a  10 MW solar plant project.

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of December 31, 2010, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended December 31, 2010. The following summary should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the nine months ended December 31, 2010, the Company did not have any sales or generate any revenues.  As of December 31, 2010, the Company’s unaudited balance sheet reflects total assets of $4,511,702 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) the shares in Solarise valued at $2,500,000; iii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $264,953; iv) a Performance Bond with the Punjab Government in the amount of $14,768; and v) prepaid assets of $142,932.  As of December 31, 2010, the Company’s unaudited balance sheet reflects total liabilities of $176,363.  The Company has cash on hand of $3,647 and a deficit accumulated during the development stage of $3,363,720.

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

The Company anticipates that it will attempt to raise approximately 2 to 3 million dollars through the sale of the Company’s securities to cover the Company’s operating expenses.  Furthermore, if the Company enters into a business relationship with an Indian company relating to the establishment of a solar power plant, the Company will pursue a combination of debt and equity financing in an effort to raise the necessary funds to cover the expenses associated with the development of the power plant.  We have had preliminary discussions with a number of groups regarding both a smaller and larger financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.   On April 1, 2010, the Company entered into a one year Consulting Agreement with Sinova Holdings, Ltd.  Pursuant to the terms of the Consulting Agreement, in the event the Company’s power plant project is approved, Sinova will assist the Company in identifying strategic investors, financial investors, and/or investment banks for the purpose of securing funds necessary for the construction of the power plant in India through either equity or debt financing.

In return for the consulting services rendered by Sinova, the Company is required to issue Sinova a monthly retainer in the amount of 80,000 shares of restricted common stock.  Additionally, in the event Sinova is successful in assisting the Company in procuring funds for its business ventures, Sinova will be entitled to additional compensation.  A copy of the Consulting Agreement was filed as exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 14, 2010. The parties have temporarily suspended this Agreement until the Company is able to secure a solar plant project.  Accordingly, the Company is no longer issuing any shares to Sinova. .

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

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2010, the Company conducted a Private Placement Offering, pursuant to which the Company raised $5,000 through the sale of 50,000 Units at a purchase price of $.10 per Unit. Each Unit consisted of one share of common stock and one Warrant.  One Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $0.25 per share at any time up until December 31, 2015.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933 (the “1933 Act”).  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February 22, 2011

 Title: Chief Executive Officer & Chief Financial Officer