Form 10-K
period 2011-03-31
P2 Solar, Inc.
filed 2011-07-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed first fiscal quarter. $3,561,613.60.

As of July 11, 2011, the Company had 53,728,179 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Organizational Development

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the potential construction of a solar power plants.

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

Business of the Company

As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of solar power plants located in India, Bulgaria, and Ontario, Canada.  The Company is currently a development stage company.

Solar Panel Business Operations

General Information

As disclosed on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, on November 21, 2008, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Lassen Energy, Inc., a California corporation (“Lassen”), DBK Corporation (“DBK Corp”), a Nevada corporation, and Darry Boyd (“Boyd”) (DBK Corp and Boyd are collectively referred to herein as (“DBK”), pursuant to which Lassen and DBK agreed to provide the Company with several licenses (the “Licenses”) relating to the use of certain intellectual property owned by DBK and Lassen used in the manufacture of solar panels  (the “JIL Technology”).

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

Following the termination of the License Agreement, Lassen, DBK, and Darry Boyd transferred ownership of the intellectual property pertaining to the JIL Technology into Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation.   Solarise specializes in the development of solar panel technology.  On September 6, 2010, the Company acquired 1,004,999 shares of restricted common stock of Solarise, for a total purchase price of $2,500,000 which was paid as follows: i) consideration in the amount of $250,000; and ii) the issuance to Solarise of 1,000,000 shares of Series A Non-Voting Convertible Preferred Common Stock of the Company.  The 1,004,999 shares of Solarise acquired by the Company represent approximately 33.5% of the issued and outstanding shares of common stock of Solarise.  Through its relationship with Solarise, the Company anticipates that it will contribute up to $2,500,000 towards the development, testing and patenting of the intellectual property pertaining to the JIL Technology.  In accordance with the terms of the Series A Non-Voting Convertible Preferred Common Stock of the Company issued to Solarise, for every $2.25 that the Company contributes towards the operating costs of Solarise, one (1) Series A Non-Voting Convertible Preferred Common Stock of the Company owned by Solarise will be cancelled.  The Company is currently testing the hybrid panel containing the JIL Technology internally.  The Company has had a few issues with the performance of the panel that it is working towards solving.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

Products

The JIL Technology is currently in the development stage and is not yet ready for commercial application. The Company is currently testing the hybrid panel containing the JIL Technology internally.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California. Upon completion of the aforementioned testing, the Company anticipates that it will begin applying the JIL Technology to commercial applications.

It is anticipated that solar panels utilizing the JIL Technology will make use of a patent pending application of a technology called Multiple Energy Levels or MEL, which configures photovoltaic cells (PV) as a series of transistors instead of as diodes. The technology takes wavelength frequency to move a bucket of electrons through the junctions, which greatly improves photovoltaic efficiency.

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

Customers

Due to the fact that the JIL Technology is still in the developmental stage, we do not currently have any customers.

Suppliers and Raw Materials

Due to the fact that the JIL Technology is still in the developmental stage, we do not currently have any suppliers.

Marketing

We anticipate that solar panels utilizing the JIL Technology will be marketed to the Residential and Commercial markets through Solarise.

Competition and Related Factors

Our chief competitor on the industrial side is Stirling Energy Systems, a systems integration and project management company that is developing equipment for utility-scale renewable energy power plants and distributed electric generating systems. On the residential and commercial side, our chief competitors are British Petroleum and Shell, both of which have substantially greater financial, manpower, and marketing resources than we do.  Our ability to compete with them will be based solely on the hope that the Lassen Solar Panels are significantly technologically superior to any solar panels they develop

Intellectual Property

As noted above, following the termination of the License Agreement, Lassen, DBK, and Darry Boyd transferred ownership of the intellectual property pertaining to the JIL Technology into Solarise.   Solarise specializes in the development of solar panel technology.  On September 6, 2010, the Company acquired 1,004,999 shares of restricted common stock of Solarise, for a total purchase price of $2,500,000 which was paid as follows: i) consideration in the amount of $250,000; and ii) the issuance to Solarise of 1,000,000 shares of Series A Non-Voting Convertible Preferred Common Stock of the Company.  The 1,004,999 shares of Solarise acquired by the Company represent approximately 33.5% of the issued and outstanding shares of common stock of Solarise.  Through its relationship with Solarise, the Company anticipates that it will contribute up to $2,500,000 towards the development, testing and patenting of the intellectual property pertaining to the JIL Technology.  In accordance with the terms of the Series A Non-Voting Convertible Preferred Common Stock of the Company issued to Solarise, for every $2.25 that the Company contributes towards the operating costs of Solarise, one (1) Series A Non-Voting Convertible Preferred Common Stock of the Company owned by Solarise will be cancelled.  The Company is currently testing the hybrid panel containing the JIL Technology internally.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

Government Regulation

Our anticipated manufacture and distribution of solar panels utilizing the JIL Technology through Solarise will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, and related matters. We are responsible for knowing all applicable regulatory requirements and must manufacture products to comply with all such requirements. Any new government regulations or utility policies that relate to our solar power products may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar power products.

Power Plant Construction Business

On July 13, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Punjab Energy Development Agency (“PEDA”) regarding the construction of a 25 mega watt power plant, which was to serve as the first phase of the larger 200 mega watt plant in Punjab, India.  No material definitive agreement had been signed regarding the construction of either power plant.  Pursuant to the terms of the MOU, the Company was only authorized to prepare and submit a pre-feasibility report for the proposed solar power project to PEDA; the MOU did not provide the Company with the authority to construct the solar power project.  Under the terms of the MOU, the Company was required to supply the pre-feasibility report to PEDA within 120 days of the execution of the MOU.  On November 5, 2009, the Company received an extension from PEDA until January 31, 2010 in which to submit its pre-feasibility report. On January 31, 2010, the Company submitted the pre-feasibility report to PEDA.  However, due to the New India Solar Mission implemented by the Indian Federal Government in an effort to enhance India’s use of solar technology, jurisdiction for the Company’s project was transferred to the Indian Federal Government.  Accordingly, the Indian Federal Government located in Delhi, India must approve the development and implementation of solar projects in India.  In July 2010, the Indian Federal Government released the new guidelines relating to the construction of solar plants in India.  The guidelines set out the procedure and terms under which the interested parties are able to apply and receive approval to build solar power plants in India under the India Solar Mission. The maximum size of project that the company can apply for in the first phase was 5 MW.  As a result of the enhanced guidelines, the Company was not able to complete the application process, and as such did not formally apply for the authority to construct a 5 MW plant in Punjab.  Due to the enhanced guidelines, the Company has elected to engage in efforts to partner with an established

Indian company that has received approval from the Indian Federal or State Government for the construction of a solar farm.  The Company is currently in discussions with such companies regarding the prospect of a potential business relationship but to this date has been unsucccessful.  Also,the company is currently analyzing five sites in Ontario, Canada for the construction of  a  10 MW solar plant project.

On June 30, 2011, subsequent to the fiscal year end, the Company signed an option agreement to purchase a 7.3 MW project in Bulgaria.  This project is ready for construction; all Paoer Purchase agreements and permits are in place.  The land for the project has been secured.  The option agreement is subject to Company’s financial, legal, and technical due diligence.  If the company is satisfied with its due diligence results, the final share purchase agreement will be signed.  The cost to aquire the project is 185,000 Eros per MW.  The estimated cost to construct the project is approximately 20 million dollars.

The foregoing description of the option agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the option agreement which is filed as Exhibits 10.19 to this Form 10-K and is hereby incorporated by reference.

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Bulgaria Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Employees

As of the date of this Form 10-K, we do not have any full or part-time employees.  All work relating to the Company is carried on by the Company’s management.

Reports to Security Holders

We file reports with the SEC under section 15d of the Securities Exchange Act of 1934.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
2009	HIGH	LOW
Quarter Ended March 31	$.81	$0.20
Quarter Ended June 30	$0.78	$0.25
Quarter Ended September 30	$0.75	$0.32
Quarter Ended December 31	$0.55	$0.30

2010	HIGH	LOW
Quarter Ended March 31	$0.43	$0.24
Quarter Ended June 30	$0.28	$0.15
Quarter Ended September 30	$0.22	$0.07
Quarter Ended December 31	$0.14	$0.05

2011	HIGH	LOW
Quarter Ended March 31	$0.15	$0.06

Holders.

As of March 31, 2011 there were 52,228,179 shares of common stock issued and outstanding and approximately 50 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2011 or 2010.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Background and Overview

P2 Solar, Inc., a Delaware has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of a solar power plant located in India, Bulgaria, and Ontario, Canada.  The Company is currently a development stage company.

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

Additionally, on June 30, 2011, subsequent to the fiscal year end, the Company signed an option agreement to purchase a 7.3 MW project in Bulgaria.  This project is ready for construction; all

Paoer Purchase agreements and permits are in place.  The land for the project has been secured.  The option agreement is subject to Company’s financial, legal, and technical due diligence.  If the company is satisfied with its due diligence results, the final share purchase agreement will be signed.  The cost to aquire the project is 185,000 Eros per MW.  The estimated cost to construct the project is approximately 20 million dollars.

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of March 31, 2011, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the twelve months ended March 31, 2011. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal year ended March 31, 2011, the Company did not have any sales or generate any revenues.  As of March 31, 2011, the Company’s audited balance sheet reflects total assets of $2,034,621 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $278,837; iii) a Performance Bond with the Punjab Government in the amount of $15,171; and iv) prepaid assets of $149,316.  As of March 31, 2011, the Company’s audited balance sheet reflects total liabilities of $216,739.  The Company has cash on hand of $3,162 and a deficit accumulated during the development stage of $5,978,073.

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

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheets	14-15

Statements of Operations And Comprehensive Income	16-17

Statements of Stockholders Equity	18-20

Statements of Cash Flows	21-22

Notes to Consolidated Financial Statements	23-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of P2 Solar, Inc.

We have audited the accompanying balance sheets of P2 Solar, Inc. (a development stage Company) (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the period since inception through March 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. (a development stage Company) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the period since inception through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

July 12, 2011

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars

	March 31, 2011	March 31, 2010
	(Audited)	(Audited)
ASSETS

Current Assets
Cash	$ 3,162	$ 12,142
Prepaid Assets	149,316	3,430
Performance Bond	15,171	150,842
Interest Receivable on Loan to PVT	278,837	226,872
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	103,135	98,445

Total Current Assets	2,034,621	1,976,731

Long Term Assets
Solar Panel License	-	1,000,000

Total Assets	2,034,621	$ 2,976,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts Payable	77,776	70,144
Lassen License Payable	-	770,000
Accrued Liabilities	10,000	-
Loan Payable	40,800
Loan Payable (Debt converted adjusted)	-	591,818
Due to related Parties	88,163	933,137

Total Current Liabilities	216,739	2,365,099

Total Liabilities	216,739	2,365,099

Stockholders' Equity
Authorized:

500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares with a par value $0.001
Issued:
Common shares - issued	$ 52,228	33,097
Additional Paid-in Capital	5,739,320	3,944,571
Preferred Shares Issued :
Paid in Capital	1,000	-
Additional Paid in Capital Preferred Shares	2,268,900	-
Share subscriptions	32,000	24,000
Other Comprehensive (Loss)	(297,492)	(351,498)
Deficit Accumulated during Development Stage	(5,978,073)	(3,038,538)

Total Stockholders' Equity	1,817,883	611,632

Total Liabilities and Stockholders' Equity	$ 4,534,621	$ 2,976,731

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars

	Twelve Months Ending	Twelve Months Ending	Since Inception
	March 31,	March 31,	March 31,
	2011	2010	2011

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	40,010	9,187	57,481
Bank Charges	1,358	1,360	4,886
Consulting Fees	107,555	334,000	614,948
Legal and Accounting	91,784	60,614	211,910
Rent	11,802	5,214	33,564
Salaries and benefits	73,462	10,520	208,534
Office and other	13,986	68,653	22,724
Telephone and Utilities	4,545	2,647	10,235
Travel and trade shows	41,148	23,569	73,127
Warrants & option expenses	94,627	361,426	456,053
Currency Exchange Loss (Gain)	-	276	276
Impairment Loss	2,500,000		2,500,000
Total Expenses	2,980,278	877,466	4,193,738
			-
Net Loss from Operations	(2,980,278)	(877,466)	(4,193,738)

Other Items
Interest on PVT Loan	51,594	62,630	196,753
Other Income
Interest Expense	(10,852)	(31,199)	(86,408)
	$ 40,743	$ 31,431	$ 110,346

Net Loss before Tax	(2,939,535)	(846,035)	(4,083,392)

Income Tax		(6,418)	(6,418)

Net Loss	(2,939,535)	(852,453)	(4,089,810)
			-
Other comprehensive income	54,006	(245,390)	134,892

Net Loss and Comprehensive loss	$ (2,885,529)	$ (1,097,843)	$ (3,954,918)

Basic and Diluted
(Loss) per Share	$ (0.01)	$ (0.03)

Weighted Average
Number of Shares	44,700,349	35,424,506

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	(2,186,085)	540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976
Shares issued	147,867	148	44,212							44,360
Shares- converted Debt	3,797,189	3,797	375,922							379,719
Warrant expense			361,426							361,426

Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares	50,000	50	4,950				5,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100
Issuance of shares for debt	153,801	154	18,302				18,456
Issuance of shares for debt	426,270	426	50,726				51,152
Issuance of shares for debt	51,171	51	6,089				6,141
Issuance of shares for debt	120,310	120	14,317				14,437
Issuance of shares for debt	234,907	235	27,954				28,189
Shares for services	200,000	200	29,800				30,000
Shares for services	240,000	240	35,760				36,000

Shares for services	150,000	150	14,850							15,000
Shares for services	150,000	150	14,850							15,000
Shares for services	133,332	133	8,249							8,382
Shares for services	1,600,000	1,600	-							1,600
Shares for services	400,000	400	-							400
Share subscription							32,000			32,000
Warrant expense			94,627							94,627
Issue of Preferred Shares				1,000,000	1,000	2,268,900				2,269,900
Change in foreign currency translation adjustment								54,006		54,006
Net loss									(2,939,535)	(2,939,535)
										-
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

The accompanying notes are an integral part of these statements

P2SOLAR
Statement of Cash Flows
Expressed in U.S Dollars

	Twelve Months Ended	Twelve Months Ended	(Inception) to
	31-Mar	31-Mar	31-Mar
	2011	2010	2011
Operating Activities
Net (Loss)	$ (2,939,535)	$ (852,453)	$ (4,089,811)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	106,382	240,000	346,382
Warrants & option expenses	94,627	361,426	456,053
Interest due to related parties	10,284	31,001	81,943
Wages accrued to director	73,462	68,653	208,534
Loss on fixed Assets	2,500,000		2,500,000
Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest Receivable	(51,965)	(62,630)	(196,580)
Prepaid expense	(145,886)	4779	(141,935)

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	7,632	4,429	(19,066)
Increase/(Decrease) in Accrued Liabilities	10,000	(67,919)	(70,419)

Net Cash Provided by Operating Activities	(334,999)	(272,714)	(924,899)

Investment Activities
Investment in Lassen	-	8,916
Solar Panel License	-	(30,000)	(230,000)
Loan to PVC
Net Cash (Used) by Investment Activities	-	(21,084)	(230,000)

Financing Activities
Bank Indebtedness	-	(14,010)	(17,734)
Due to Related party	(17,768)	131,603	(86,902)
Security for Legal Costs PVT	(4,690)	(98,445)	(103,135)
Loans Payable	40,800	495,104	(777,148)
Loans Payable Converted to Shares	(18,456)		(18,456)
Performance Bond	135,671	(150,842)	(15,171)
Proceeds from Subscriptions Receivable	32,000	24,000	56,000
Conversion of Related Party Debts	(20,690)		(20,690)

Issuance of Preferred Shares
Proceeds from sale of Common Stock	125,146	163,920	2,008,482

Net Cash Provided by Financing Activities	272,013	551,330	1,025,246

Foreign Exchange	54,006	(245,390)	132,815

Change in cash and cash equivalents	(8,980)	12,142	3,162

Cash, Beginning of Period	12,142	-	-

Cash, End of Period	$ 3,162	$ 12,142	$ 3,162

Supplemental Information:
Interest Paid	567	194	$ 6,593
Income Taxes Paid		6323	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ 106,382		$ 1,893,298
Warrants	$ 94,627		$ 456,053
Conversion of notes payable	$ 702,871		$ 1,082,590
Director's Debt	$ 800,000		$ 800,000
Preferred stock issued in connection with investment	$ 2,269,900		$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Financial Statements

March 31, 2011 and 2010

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

h) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 718 “Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of ASC 718  does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services".

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

n) Loss Per Share

The company computes net loss per common share using ASC Topic 260  "Earnings Per Share" guidance.  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2011 and 2010.  Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share, is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

q) Comprehensive Income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

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

On September 29, 2010, the Company, Lassen, DBK Corp., and Boyd entered into an Agreement pursuant to which the parties agreed to terminate the License Agreement and each of the parties’ respective obligations under the License Agreement.  Specifically, all of the licenses granted under the License Agreement were terminated and P2 Solar’s financial obligations under the License Agreement were terminated.  The agreed upon effective date of the License Termination Agreement was September 1, 2010

As of March 31, 2011 the Company believes the Investment in Solarise to be fully impaired.

4.   Loan to Photo Violation Technologies Inc.

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009.  P2’s action against PVT and Directors is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputed that it owed P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  The company is vigorously attempting to collect on the judgment.  In response to P2 motion the court put PVT into Bankruptcy on March 24, 2010.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.   On July 8, 2011, the company received a settlement offer from PVT and its principles.  We are considering this offer but have not accepted it..

5.    Bank Indebtedness

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2011	2010
Loans payable to relatives of a director and officer of the company. The loans are unsecured, are due on demand, and bear no interest	$ 0	$ 14,918

Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 10% (2010 - 10%). It is expected that these loans will be repaid within the next 12 months.	30,242	223,291

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	57,921	688,583

Loan payable to a relative of a director and officer of the company. The loan is unsecured, due on demand, bears no interest	0	6,345
	$ 88,163	$ 933,137
Less: Current portion	(88,163)	(933,137)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $10,852 (2010 - $31,101).

c) Salaries and benefits include $73,462 (2009 - $68,653) paid to a director and officer of the Company.

d) As at March 31, 2011, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

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

b) Share Issuances

During the current period, the company issued a total of 19,130,590 common shares from the treasury.

From August 1, 2006 through August 31, 2010, the Company borrowed a total of $702,871 from certain holders (collectively referred to herein as the “Holders”) pursuant to the terms of Convertible Promissory Notes (collectively referred to herein as the “Notes”).  Pursuant to the terms of the Notes, the Holders were provided with the option of converting the outstanding balance of the Notes into shares of the Company’s Common Stock at a conversion price of $.12 per share.  On September 3, 2010, the Holders elected to exercise their conversion rights under the Notes.  In accordance with the terms of the Notes, on September 3, 2010, the Company caused the Company’s transfer agent to issue the Holders a total of 5,857,258 shares of the Company’s common stock.  Further four hundred thousand shares were issued to 5 different shareholders through private placements done in the amount of 110,000.  2,000,000 shares to two individuals were issued for consulting services for next 12 months.

Another 873,332 shares have been approved for two individuals and a company for consulting services but these shares have not been issued but have been accounted for in these statements.

c) Share Subscriptions

At March 31, 2011 there was $32,000 worth outstanding Share Subscriptions.  Further share subscriptions of $14,200 were received subsequent to year-end.

d) Warrants

In conjunction with the Private placements, 400,000 warrants were issued to individuals and companies that participated in the private placement done in 2010.  Share subscriptions discussed above also have Warrants attached to them that have not been issued.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $60,303 and charged as warrants expense for the period ended September 30, 2010.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	2.14

Expected life	3.0

Risk-free interest rate	0.41%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of March 31, 2011, as well as activity during the twelve months then ended:

	Warrants	Options
Balance, March 31, 2010	1,102,786	200,000

Issued	400,000	0

Exercised & expired	0	0

Balance, March 31, 2011	1,502,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at March 31, 2011:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,822,786	0.42	1.94
Warrants	0.25	50,000	0.25

Options	0.2	200,000	0.2	9.21

f)

Debt Conversion

From August 1, 2006 through August 31, 2010, the Company borrowed a total of $702,871 from certain holders (collectively referred to herein as the “Holders”) pursuant to the terms of Convertible Promissory Notes (collectively referred to herein as the “Notes”).  Pursuant to the terms of the Notes, the Holders were provided with the option of converting the outstanding balance of the Notes into shares of the Company’s Common Stock at a conversion price of $.12 per share.  On September 3, 2010, the Holders elected to exercise their conversion rights under the Notes.  In accordance with the terms of the Notes, on September 3, 2010, the Company caused the Company’s transfer agent to issue the Holders a total of 5,857,258 shares of the Company’s common stock.

8.    Income Taxes

The Company has accumulated net operating losses for federal income tax purposes of approximately $1,271,000, which may be carried forward and used to reduce taxable income of future years.  These losses expire as follows:

2020	$180,000
2021	117,000
2022	135,000
2023	141,000
2024	97,000
2025	109,000
2026	138,000
2027	29,000
2028	14,000
2029	119,000
2030	89,000
2031	103,000
$1,271,000

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

On November 28, 2008, the Company cancelled the reverse merger agreement with Lassen Energy and signed share exchange and licensing agreement with Lassen Energy, Inc. See note 3 for more details.

11. Other Significant events

On April 19, 2010, the company signed an agreement with CCG, an IR firm with Head office in New York, to provide IR services.  The agreement is for 12 months and compensation consists of $11,000 per month plus out of pocket expenses. On June 2010, this agreement was put on hold until the company gets a power plant contract.

On April 1, 2010, the company signed an agreement with Sinova Capital, an investment Banker, based in the British Virgin Islands to raise the required money for the construction of Solar Power Plant in India.  This agreement has also been put on hold until a contract to build a power plant is received by the company.

In Feb. 2011, Company signed a consulting agreement with Nav Dhaliwal to of Toronto, Ontario, Canada.  Nav is the Company representative in the Ontario region to develop that market.

On January 5, 2011 the Company hired William Robertson to take care of the Investor Relations work.

On January 15, 2011, William Robertson was issued 1,600,000 shares for his services.

On January 15, 2011, 50,000 shares and 50,000 warrants were issued to Sol Africa-Rennie for the subscription the Company received from her on December 30, 2010.

12. Subsequent Events

On April 1, 2011, the Company received a share subscription of $5000.00.

In June 2011, the Company received share subscriptions worth $6200.00.

In July 2011, the Company received further subscription worth $3000.00.

On April 9 2011, the Company signed an agreement with Photonix of Pune, India. P2 and Photonix have agreed to work together for the development of solar PV power projects in India.    P2 will also provide EPC services on an as-needed basis to Photonix clients.

On June 13, 2011, the Company has signed an agreement with Marketingworks, Inc.(MKWS) of Los Angeles, California.  MKWS will assist the Company with its marketing efforts through online social media for the Company for next 12 months.  1,500,000 restricted common shares were paid to MKWS for their services.

On June 15, 2011, the Company has signed an agreement with MUNC media, Inc. (MUNC) to assist the Company with its marketing efforts through various means for the next 12 months.  MUNC will be paid $3,500.00 per month paid quarterly.

On June 30, 2011 the Company has signed an option agreement to purchase a 7.3 MW project in Bulgaria, subject to due diligence.  The cost on the project will be 185,000 Euros per MW.  The cost to construct the project will be approximately 20 million dollars.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2011, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position
Raj-Mohinder S. Gurm	51	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director
Hans Edblad	45	Director
Stephen Sleigh	57	Director

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

Hans Edblad.  Hans Edblad is 45 years old. In addition to serving as a director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Stephen Sleigh.  Stephen Sleigh is 57 years old currently serves as a director of the Company.  Since 2001, Mr. Sleigh has been a Certified General Accountant.  In addition to serving as a director of the Company, Mr. Sleigh has worked as the Controller for Zodiac Hurricane Technologies, Inc., (“Zodiac”) a French owned boat builder since 2001.  As the Controller, Mr. Sleigh handles all maters of accounting for Zodiac, including accounts payable, accounts receivable, and monitoring the company’s capital assets, as well as assisting with the development and maintenance of the company’s budgets.  Mr. Sleigh has a BSc., MSc., and a PhD in Chemistry from the University of Manchester, UK.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2011 2010 2009	73,462 68,563 59,367	-- -- --	-- -- --	0 0 0	-- -- --	-- -- --	-- -- --	73,462 68,563 59,367

Employment Agreements

On December 12, 1999, the Company entered into an employment agreement with Raj-Mohinder Gurm.  Pursuant to the terms of the employment agreement, Mr. Gurm is entitled to annual compensation of $72,000 at a rate of $6,000 per month.    A copy of the employment agreement was filed as Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 26, 2002, and is hereby incorporated by reference.

Option Grants in Last Fiscal Year

There were no options granted to anyone for the work he did for the company.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2011:

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Raj Mohinder-Gurm	0	0	0	0	0	0	0
Stephen Sleigh	0	0	0	0	0	0	0
Hans Edblad	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm(1) 3718 91st Avenue Surrey, BC, Canada V3V 7X1	16,553,804 Common	31.70%(2)
$.001 Par Value Common Stock	Stephen Sleigh(1) 1330 harwood St. Suite 1907 Vancouver, BC. Canada V6E 1S8	0	0% (2)
$.001 Par Value Common Stock	Hans Edblad(1) 20 Sara Lane Cold Stream, BC, Canada	234,907	0.45% (2)
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	16,788,711	32.15%

(1) Director or Officer of Company

(2)Percentages are calculated based on 52,228,179shares outstanding as of March 31, 2011.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake & Associates, CPA’s LLC for audit of the Company's annual financial statements were $13,000.00 for the fiscal year ended March 31, 2011, and $21,000 for the fiscal year ended March 31, 2010.

Audit Related Fees

(2)

Lake & Associates, CPA’s LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2011 and 2010.

Tax Fees

(3)

The aggregate fees billed by Lake & Associates, CPA’s LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2011 and 2010.

All Other Fees

 (4)

Lake & Associates, CPA’s LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2011 and 2010.

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

10.15	Agreement dated May 7, 2009 by and between P2 Solar, Inc., and Lassen Energy, Inc., incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 13, 2009.
10.16	Agreement dated April 1, 2010 by and between Sinova Holdings Ltd. and P2 Solar, Inc., incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.
10.17	Agreement dated April 19, 2010 by and between CCG and P2 Solar, Inc., incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on July 14, 2010.
10.18

License Termination Agreement dated September 29, 2010 by and between P2 Solar, Inc., Lassen Energy, Inc., DBK Corporation, and Darry Boyd, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 4, 2010.

10.19	Option Agreement dated June 30, 2011 by and between P2 Solar, Inc. and JLB Bulgaria, Ltd.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer

Date:  July 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  July 14, 2011

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  July 14, 2011