Form 10-Q
period 2011-06-30
P2 Solar, Inc.
filed 2011-08-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of August 15, 2011 the Issuer had 53,728,179 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2011, and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-9

Statements of Cash Flows	10-11

Notes to Unaudited Financial Statements	12-17

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 61,750	$ 3,162
Prepaid Assets	11,491	149,316
Performance Bond	-	15,171
Interest Receivable on Loan to PVT	292,721	278,837
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	103,642	103,135

Total Current Assets	1,954,642	2,034,621

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 1,954,642	$ 2,034,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	71,397	77,776
Lassen License Payable	-	-
Accrued Liabilities	-	10,000
Loan Payable	41,800	40,800
Loan Payable (Debt converted adjusted)	-	-
Due to related Parties	105,407	88,163

Total Current Liabilities	218,604	216,739

Total Liabilities	218,604	216,739

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares, with a par value $0.001,
Issued:		-
Common shares – 53,968,179	$ 53,968	52,228
Additional Paid-in Capital	5,911,580	5,739,320
Preferred Shares Issued :1,000,000
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	40,200	32,000
Other Comprehensive (Loss)	(298,732)	(297,492)
Deficit Accumulated during Development Stage	(6,240,879)	(5,978,073)

Total Stockholders' Equity	1,736,038	1,817,882

Total Liabilities and Stockholders' Equity	$ 1,954,642	$ 2,034,621
		-

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months	Since
	Ending	Ending	Inception
	June 30	June 30	June 30
	2011	2010	2011

Income
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	12,394	31,811	69,876
Bank Charges	259	356	5,145
Consulting Fees	180,201	66,000	795,149
Legal and Accounting	8,489	29,780	220,399
Rent	3,687	2,730	37,251
Salaries and benefits	19,842	17,650	228,376
Office and other	1,100	5,067	23,824
Telephone and Utilities	677	2,267	10,912
Travel and trade shows	4,351	25,683	77,478
Warrants & option expenses	0	0	456,053
Currency Exchange Loss (Gain)	1,459	20	1,735
Impairment Loss	43,634		2,543,634
Total Expenses	276,094	181,364	4,469,832

Net Loss from Operations	(276,094)	(181,364)	(4,469,832)

Other Items
Interest on PVT Loan	13,844	12,419	210,597
Other Income	-	-	-
Interest Expense	(556)	(8,054)	(86,964)

Net Loss before Tax	(262,806)	(177,000)	(4,346,200)
Income Tax	-	-	(6,418)
Net Loss	(262,806)	(177,000)	(4,352,618)
			-
Other comprehensive income	(1,239)	42,040	133,653

Net Loss and Comprehensive Loss	$ (264,045)	$ (134,960)	$(4,218,964)

Basic and Diluted
(Loss) per Share	$ (0.01)	$ (0.00)

Weighted Average
Number of Shares	52,247,300	33,302,424

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Shareholders equity
Unaudited
	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$(1,908,493)	$ 156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	$(2,186,085)	$ 540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976

Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares	50,000	50	4,950				5,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100

Issuance of shares for debt	153,801	154	18,302							18,456
Issuance of shares for debt	426,270	426	50,726							51,152
Issuance of shares for debt	51,171	51	6,089							6,141
Issuance of shares for debt	120,310	120	14,317							14,437
Issuance of shares for debt	234,907	235	27,954							28,189
Shares for services	200,000	200	29,800							30,000
Shares for services	240,000	240	35,760							36,000
Shares for services	150,000	150	14,850							15,000
Shares for services	150,000	150	14,850							15,000
Shares for services	133,332	133	8,249							8,382
Shares for services	1,600,000	1,600	-							1,600
Shares for services	400,000	400	-							400
Share subscription							32,000			32,000
Warrant expense			94,627							94,627
Issue of Preferred Shares				1,000,000	1,000	2,268,900				2,269,900
Shares for services								54,006		54,006
Change in foreign currency translation adjustment									(2,939,535)	(2,939,535)
Net loss		60	17,940							18,000

Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Shares for service	1,500,000	1,500	148,500							150,000
Shares for service	130,000	130	12,870							13,000
Shares for service	110,000	110	10,890							11,000
Share subscription							8,200			8,200
Change in foreign currency translation adjustment								(1,239)		(1,239)

Net Loss									(262,806)	(262,806)

Balance (deficiency) June 30, 2011	53,968,179	53,968	5,911,580	1,000,000	1,000	2,268,900	40,200	(298,731)	(6,240,879)	1,736,038

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months
	Ended	Ended	(Inception) to
	June 30	June 30	June 30
	2011	2010	2011
Operating Activities
Net (Loss)	$ (262,806)	$ (177,000)	$ (4,352,617)
Adjustments to reconcile Net (Loss)
Shares issued for services	174,000	66,000	520,382
Warrants & option expenses	-		456,053
Interest due to related parties	556	8,054	82,499
Wages accrued to director	19,842	17,650	228,376
Loss on fixed assets	-		2,500,000
Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest receivable	(13,884)	(50,729)	(182,696)
Prepaid expense	137,825	(126,593)	(4,110)

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	(6,379)	4,522	(25,445)
Increase/(Decrease) in Accrued Liabilities	(10,000)	0	(80,419)

Net Cash Provided by Operating Activities	39,155	(219,399)	(885,744)

Investment Activities
Investment in Lassen	-	-
Solar Panel License	-	-	(230,000)
Loan to PVT	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	-		(17,734)
Due to Related party	(3,155)	(36,865)	(90,057)
Security for Legal Costs PVT	(545)	4,159	(103,680)
Loans Payable	1,000	(16,903)	(776,148)
Loans Payable Converted to Shares	-		(18,456)
Performance Bond	15,171	136,973	-
Proceeds from Subscriptions Receivable	8,200		64,200
Conversion of Related Party Debts	-	-	(20,690)
Issuance of Preferred Shares	-

Proceeds from sale of Common Stock	-	81,000	2,008,482

Net Cash Provided by Financing Activities	20,671	168,364	1,045,917

Foreign Exchange	(1,239)	42,040	131,576

Change in cash and cash equivalents	58,587	(8,995)	61,750
Cash, Beginning of Period	3,162	12,142	-
Cash, End of Period	61,750	3,147	61,750

Supplemental Information:
Interest Paid	$ -	$ -	$ 6,593
Income Taxes Paid	$ -	$ -	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ -	$ -	$ 1,893,298
Warrants	$ -	$ -	$ 456,053
Conversion of notes payable	$ -	$ -	$ 1,082,590
Director's Debt	$ -	$ -	$ 800,000
Preferred stock issued in connection with in investment	$ -	$ -	$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Three and Nine Months Ended June 30, 2011

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

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended March 31, 2011.

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

 The Company signed a letter of agreement in February, 2008 with Lassen Energy, Inc to do a share exchange merger.  On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a licensing agreement with Lassen that gives the Company rights to their products in India, Canada, and Hawaii.  On September 3, 2010, the Company cancelled the licensing agreement with Lassen and signed a broader agreement with a company called Solarise Power Inc. (Solarise). Lassen, DBK, and Darry Boyd moved the entire Intellectual property (IP) pertaining to JIL Technology into Solarise and P2 solar owns 34% of Solarise.

The company has signed two Option Agreements in Bulgaria to purchase Solar projects.  First project is 7.3 MW located in South western Part of Bulgaria and the second project is 14.35 MW located in North Eastern part of Bulgaria.  Both Projects have the Power Purchase agreements and all permits in place.  The company is doing its due-diligence on both projects; if the due-diligence produces positive results the company will move forward and pay for the projects and start the process of financing and building them.

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

1.

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

3. Solar Panel License and Share Exchange

The Solar Panel License has been cancelled as of September 1, 2010.

4.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009.  P2’s action against PVT and Directors is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputed that it owed P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  The company is vigorously attempting to collect on the judgment.  In response to P2 motion the court put PVT into Bankruptcy on March 24, 2010.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.   On July 8, 2011, the company received a settlement offer from PVT and its principles.  We are considering this offer but have not accepted it.

5.    Bank Indebtedness

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	June 30, 2011	March 31, 2011
Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	78,133	30,242

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	27,273	57,921

	$ 105,406	$ 88,163
Less: Current portion	(105,406)	(88,163)
Long-term portion	$ -	$ -

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

b) Share Issuances

There were 240,000 shares accrued for two consultants but not issued in this period.  There were 1,500,000 shares issued to Marketingworks, Inc. for 12 month awareness campaign for the company.

c) Share Subscriptions

At June 30, 2011 there was $40,200.00 in outstanding Share Subscriptions.

d) Warrants

In conjunction with the Private placement, 90,000 warrants at $0.25 were committed but not issued yet.  Warrants will be issued at the same time as the shares.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $60,303 and charged as warrants expense for the period ended September 30, 2010.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	2.14

Expected life	3.0

Risk-free interest rate	0.41%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of June 30, 2011, as well as activity during the three months then ended:

	Warrants	Options
Balance, June 30, 2011	1,502,786	200,000

Issued	320,000	0

Exercised & expired	0	0

Balance, June 30, 2011	1,822,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at June 31, 2011:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,822,786	0.42	1.94
Warrants	0.25	140,000	0.25

Options	0.2	200,000	0.2	9.21

8.  Other Significant and Subsequent events

•

Between April 1, 2011 and June 30 2011 company accepted share subscriptions totaling $8,200.00 for 90,000 shares and 90,000 warrants exercisable at $0.25.

•

On June 13, 2011, the company hires MUNC media to raise awareness of the company.  This is a 12 month contract for $3,500 per month payable quarterly.

•

On June 15, 2011, the company also signed a contract with Marketingworks, Inc. to raise awareness of the company through Social media sites online.  Payment to this company was 1,500,000 restricted common shares of the company.

•

On June 30th, 2011, the company signed an option agreement with a Bulgarian company to purchase a 7.3 MW solar project that is ready for construction.  The Company is currently conducting due diligence on this project.

•

In July, the company issued 520,000 shares for all outstanding Subscriptions.

•

On July 20, 2011, the company signed another option agreement to acquire a 14.35 MW solar project in Bulgaria that is ready for construction. The Company is currently conducting due diligence on this project.

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

Additionally, on June 30, 2011, the Company signed an option agreement to purchase a 7.3 MW project in Bulgaria.  This project is ready for construction; all Paoer Purchase agreements and permits are in place.  The land for the project has been secured.  The option agreement is subject to Company’s financial, legal, and technical due diligence.  If the company is satisfied with its due diligence results, the final share purchase agreement will be signed.  The cost to aquire the project is 185,000 Eros per MW.  The estimated cost to construct the project is approximately 20 million dollars.

On July 20, 2011, the Company signed an option agreement to purchase a 14.35 MW project in Bulgaria.  This project is ready for construction; all proper purchase agreements and permits are in place.  The land for the project has been secured.  The option agreement is subject to Company’s financial, legal, and technical due diligence.  If the company is satisfied with its due diligence results, the final share purchase agreement will be signed.  The cost to acquire the project is 200,000 Eros per MW.  The estimated cost to construct the project is approximately 42 million dollars.

During the fiscal year ending March 31, 2011, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of June 30, 2011, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal period ended June 30, 2011 as compared to the fiscal year ended June 30, 2010.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended June 30, 2011. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal period ended June 30, 2011, the Company did not have any sales or generate any revenues.  As of June 30, 2011, the Company’s balance sheet reflects total assets of $1,954,642 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $292,721; and iii) prepaid assets of $11,491.  As of June 30, 2011, the Company’s balance sheet reflects total liabilities of $218,604.  The Company has cash on hand of $61,750 and a deficit accumulated during the development stage of $6,240,879.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 19, 2011

 Title: Chief Executive Officer & Chief Financial Officer