Form 10-Q/A
period 2011-06-30
P2 Solar, Inc.
filed 2011-09-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of August 15, 2011 the Issuer had 53,728,179 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to P2 Solar, Inc.’s quarterly report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.**

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document. **

101

LAB XBRL Taxonomy Extension Label Linkbase Document. **

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. **

101

DEF XBRL Taxonomy Extension Definition Linkbase Document. **

*

Previously Filed

**

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P2 SOLAR, INC.

By:  /S/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer

September 12, 2011

2