Form 10-Q
period 2011-09-30
P2 Solar, Inc.
filed 2011-11-15
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of November 14, 2011 the Issuer had 56,763,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-10

Statements of Cash Flows	11-12

Notes to Unaudited Financial Statements	13-18

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 429	$ 3,162
Prepaid Assets	7,236	149,316
Performance Bond	-	15,171
Interest Receivable on Loan to PVT	306,757	278,837
Loan to PVT	1,485,000	1,485,000
Security for Legal Costs PVT	95,402	103,135

Total Current Assets	1,894,823	2,034,621

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 1,894,823	$ 2,034,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	101,582	77,776
Lassen License Payable		-
Accrued Liabilities	-	10,000
Loan Payable	90,870	40,800
Loan Payable (Debt converted adjusted)		-
Due to related Parties	99,845	88,163

Total Current Liabilities	292,297	216,739

Total Liabilities	292,297	216,739

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares, with a par value $0.001,
Issued:
Common shares	$ 56,713	52,228
Additional Paid-in Capital	6,123,312	5,739,320
Preferred Shares	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	-	32,000
Other Comprehensive Income (Loss)	(294,193)	(297,492)
Deficit Accumulated during Development Stage	(6,553,206)	(5,978,073)

Total Stockholders' Equity	1,602,526	1,817,882

Total Liabilities and Stockholders' Equity	$ 1,894,823	$ 2,034,621

The accompanying notes are an integral part of these statements

P2 Solar, Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	For the Six	For the Six	For the Three	For the Three	Since Inception
	Months Ending	Months Ending	Months Ending	Months Ending	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Income
Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Advertising and Promotion	113,053	33,016	100,659	1,206	170,534
Bank Charges	1,015	704	756	348	5,901
Consulting Fees	240,131	67,706	59,931	1,706	855,079
Legal and Accounting	106,769	61,415	98,280	31,635	318,679
Rent	6,635	5,601	2,949	2,871	40,199
Salaries and Benefits	38,439	36,213	18,597	18,563	246,973
Office and Other	6,229	5,279	5,278	212	28,953
Telephone and Utilities	1,607	3,078	929	811	11,842
Travel and Trade Shows	29,345	30,679	24,842	4,996	102,472
Warrants and Option Expenses	10,777	60,303	10,777	60,303	466,830
Currency Exchange Loss (Gain)	5,956	(176)	4,496	(196)	6,232
Impairment Loss	43,349		(285)		2,543,349

Total Expenses	603,305	303,818	327,209	122,453	4,797,043

Net Loss from Operations	(603,305)	(303,818)	(327,209)	(122,453)	(4,797,043)

Other Items
Interest on PVT Loan	28,725	24,460	14,881	12,042	225,478
Other Income	-		-		-
Interest Expense	(553)	(8,979)	4	(925)	(86,961)

Net Loss before Tax	(575,133)	(288,336)	(312,325)	(111,336)	(4,658,526)

Income Tax	-		-		(6,418)
Net Loss	(575,133)	(288,336)	(312,325)	(111,336)	(4,664,944)

Other Comprehensive Income (Loss)	3,299	40,319	4,538	(1,721)	138,191

Net Loss and Comprehensive Loss	(571,834)	(248,016)	(307,787)	(113,057)	(4,526,753)

Loss per Share Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.00)	(0.08)

Weighted Average Number of Shares	52,174,874	38,755,093	53,414,792	44,148,494	56,763,179

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Shareholders equity
Unaudited
	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$(1,908,493)	$ 156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	$(2,186,085)	$ 540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976

Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares	50,000	50	4,950				5,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100

Issuance of shares for debt	153,801	154	18,302							18,456
Issuance of shares for debt	426,270	426	50,726							51,152
Issuance of shares for debt	51,171	51	6,089							6,141
Issuance of shares for debt	120,310	120	14,317							14,437
Issuance of shares for debt	234,907	235	27,954							28,189
Shares for services	200,000	200	29,800							30,000
Shares for services	240,000	240	35,760							36,000
Shares for services	150,000	150	14,850							15,000
Shares for services	150,000	150	14,850							15,000
Shares for services	133,332	133	8,249							8,382
Shares for services	1,600,000	1,600	-							1,600
Shares for services	400,000	400	-							400
Share subscription							32,000			32,000
Warrant expense			94,627							94,627
Issue of Preferred Shares				1,000,000	1,000	2,268,900				2,269,900
Shares for services								54,006		54,006
Change in foreign currency translation adjustment									(2,939,535)	(2,939,535)
Net loss		60	17,940							18,000

Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Shares issued	520,000	475	45,730							46,200
Cancelled share subscriptions							(32,000)			(32,000)
Shares for service	4,015,000	4,015	327,485							331,500
Warrants and option expenses			10,777							10,777
Change in foreign currency translation adjustment								3,299		3,299

Net Loss									(575,133)	(575,133)

Balance (deficiency) June 30, 2011	56,763,179	56,713	6,123,312	1,000,000	1,000	2,268,900	-	(294,193)	(6,553,206)	1,602,526

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Six Months	Six Months
	Ended	Ended	(Inception) to
	September 30	September 30	September 30
	2011	2010	2011
Operating Activities
Net (Loss)	$ (575,133)	$ (288,336)	$ (4,664,944)
Adjustments to reconcile Net (Loss)
Shares issued for services	331,500	66,000	677,882
Warrants & option expenses	10,777	60,303	466,830
Interest due to related parties	553	8,979	82,496
Wages accrued to director	38,439	36,213	246,973
Loss on fixed assets	-	-	2,500,000
Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest receivable	(27,920)	(24,197)	(224,500)
Prepaid expense	142,080	(131,287)	145

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	23,806	12,894	4,740
Increase/(Decrease) in Accrued Liabilities	(10,000)	2,000	(80,419)

Net Cash Provided by Operating Activities	(65,897)	(257,431)	(990,796)

Investment Activities
Investment in Lassen	-	-
Solar Panel License	-	-	(230,000)
Loan to PVT	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	-	-	(17,734)
Due to Related party	(27,310)	(22,995)	(114,212)
Security for Legal Costs PVT	7,734	1,263	(95,401)
Loans Payable	50,070	18,000	(727,078)
Loans Payable Converted to Shares	-	-	(18,456)
Performance Bond	15,171	136,547	-
Proceeds from Subscriptions Receivable	-	-	56,000
Conversion of Related Party Debts	-	-	(20,690)
Issuance of Preferred Shares	-	-	-

Proceeds from sale of Common Stock	14,200	81,000	2,022,682

Net Cash Provided by Financing Activities	59,865	213,815	1,085,110

Foreign Exchange	3,299	40,319	136,114

Change in cash and cash equivalents	(2,733)	(3,297)	429
Cash, Beginning of Period	3,162	12,142	-
Cash, End of Period	429	8,846	429

Supplemental Information:
Interest Paid	$ -	$ -	$ 6,593
Income Taxes Paid	$ -	$ -	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ -	$ 66,000	$ 1,893,298
Warrants	$ -	$ 60,303	$ 456,053
Conversion of notes payable	$ -	$ 702,871	$ 1,082,590
Director's Debt	$ -	$ 800,000	$ 800,000
Preferred stock issued in connection with in investment	$ -	$ 2,269,900	$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2011

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

The company has signed two Option Agreements in Bulgaria to purchase Solar projects.  First project is 7.3 MW located in South western Part of Bulgaria and the second project is 14.35 MW located in North Eastern part of Bulgaria.  Both Projects have the Power Purchase agreements and all permits in place.  The company did its due-diligence on both projects; the 7.3 MW project did not meet our due diligence standards so the project was abandoned.  The 14.3 MW project did have some deficiencies but not enough to warrant abandoning it.  So the company is working with the promoters of the project to fix the deficiencies.  Once we are satisfied that all deficiencies are fixed we will pay for the project.

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

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	Sept 30, 2011	March 31, 2011
Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	10,549	30,242

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	89,296	57,921

	$ 99,845	$ 88,163
Less: Current portion	(99,845)	(88,163)
Long-term portion	$ -	$ -

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

b) Share Issuances

Shares issued in this quarter are listed in the following table:

Name	Reason for Issuance	Accrued previously	Accrued in Current Quarter	Total Issued
Nav Dhaliwal	Service	243,332	125,000	368,332
Sham Dhari	Service	730,000		730,000
Sinova Capital	Service	240,000		240,000
Aerotek Corp	Service	350,000		350,000
Guriqbal Randhawa	Service		1,000,000	1,000,000
CCG	Service		1,000,000	1,000,000
Skander Hayer	Subscription	20,000	30,000	50,000
Trevor Bauer	Subscription	40,000	30,000	70,000
Kush Frenchman	Subscription	400,000		400,000
	TOTALS	2,023,332	2,185,000	4,208,332

c) Share Subscriptions

At September 30, 2011 there were no outstanding Share Subscriptions outstanding.

d) Warrants

In conjunction with the Private placement, 60,000 warrants at $0.25 issued

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

The following table summarizes stock options and warrants outstanding as of September 30, 2011, as well as activity during the three months then ended:

	Warrants	Options
Balance, June 30, 2011	1,822,786	200,000

Issued	150,000	0

Exercised & expired	0	0

Balance, September 30, 2011	1,972,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at September 30 2011:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,822,786	0.42	1.94
Warrants	0.25	150,000	0.25

Options	0.2	200,000	0.2	9.21

8.  Other Significant and Subsequent events

•

Between July 1, 2011 and September 30 2011 company accepted share subscriptions totaling $6,000.00 for 60,000 shares and 60,000 warrants exercisable at $0.25.

•

On June 13, 2011, the company hires MUNC media to raise awareness of the company.  This is a 12 month contract for $3500 per month payable quarterly.

•

On June 15, 2011, the company also signed a contract with Marketingworks, Inc. to raise awareness of the company through Social media sites online.  Payment to this company was 1,500,000 restricted common shares of the company.

•

In July, the company issued 520,000 shares for all outstanding Subscriptions.

•

In September, the company issued 3,688,332 shares to six individuals and companies for services, of which 1,563,332 were accrued but not issued in the past quarters and 2,125,000 were accrued and issued in this current quarter.

•

On July 20, 2011, the company signed another option agreement to acquire a 14.35 MW solar project in Bulgaria that is ready for construction. Due diligence is in progress at this time.

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

Additionally, on June 30, 2011, the Company signed an option agreement to purchase a 7.3 MW project in Bulgaria.  This project is ready for construction; all Power Purchase agreements and permits are in place.  The land for the project has been secured.  The option agreement is subject to Company’s financial, legal, and technical due diligence.  If the company is satisfied with its due diligence results, the final share purchase agreement will be signed.  The cost to acquire the project is 185,000 Eros per MW.  The estimated cost to construct the project is approximately 20 million dollars.

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

Results of Operation

As of September 30, 2011, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal period ended September 30, 2011 as compared to the fiscal period ended September 30, 2010.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three and six months ended September 30, 2011. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal period ended September 30, 2011, the Company did not have any sales or generate any revenues.  As of September 30, 2011, the Company’s balance sheet reflects total assets of $1,894,823 which primarily consist of: i) a Loan to Photo Violations Technology Inc. in the principal amount of $1,485,000; ii) an interest receivable on the loan to Photo Violations Technology Inc. in the amount of $306,757; and iii) prepaid assets of $7,236.  As of September 30, 2011, the Company’s balance sheet reflects total liabilities of $292,297.  The Company has cash on hand of $429 and a deficit accumulated during the development stage of $6,553,206.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 14, 2011

 Title: Chief Executive Officer & Chief Financial Officer