Form 10-Q
period 2011-12-31
P2 Solar, Inc.
filed 2012-02-22
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 15, 2012 the Issuer had 56,613,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-10

Statements of Cash Flows	11-12

Notes to Unaudited Financial Statements	13-18

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 1,040	$ 3,162
Prepaid Assets	7,236	149,316
Performance Bond	-	15,171
Interest Receivable on Loan to PVT	-	278,837
Loan to PVT	-	1,485,000
Security for Legal Costs PVT	99,720	103,135

Total Current Assets	107,996	2,034,621

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 107,996	$ 2,034,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	-	$ -
Accounts Payable	102,328	77,776
Lassen License Payable	-	-
Accrued Liabilities	-	10,000
Loan Payable	111,370	40,800
Loan Payable (Debt converted adjusted)	-	-
Due to Related Parties	126,455	88,163

Total Current Liabilities	340,153	216,739

Total Liabilities	340,153	216,739

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares, with a par value $0.001,
Issued:
Common shares	$ 56,988	52,228
Additional Paid-in Capital	6,150,537	5,739,320
Preferred Shares	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	-	32,000
Other Comprehensive Income (Loss)	(394,068)	(297,492)
Deficit Accumulated during Development Stage	(8,315,513)	(5,978,073)

Total Stockholders' Equity	(232,156)	1,817,882

Total Liabilities and Stockholders' Equity	$ 107,996	$ 2,034,621

The accompanying notes are an integral part of these statements

P2 Solar, Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	For the Nine	For the Nine	For the Three	For the Three	Since Inception
	Months Ending	Months Ending	Months Ending	Months Ending	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

Income
Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Advertising and Promotion	115,462	33,738	2,409	722	172,943
Bank Charges	1,409	985	394	281	6,295
Consulting Fees	264,208	82,804	24,077	15,098	879,156
Legal and Accounting	108,578	71,038	1,810	9,623	320,488
Rent	9,456	8,462	2,861	2,861	43,020
Salaries and Benefits	56,749	54,709	18,310	18,497	265,283
Office and Other	7,848	5,673	1,620	394	30,572
Telephone and Utilities	2,119	3,816	512	738	12,354
Travel and Trade Shows	37,162	31,696	7,817	1,017	110,289
Warrants and Option Expenses	10,777	60,303	0	0	466,830
Currency Exchange Loss (Gain)	5,892	(189)	(64)	(13)	6,168
Impairment Loss	1,806,502		1,763,153		4,109,749

Total Expenses	2,426,162	353,035	1,822,859	49,218	6,423,147

Net Loss from Operations	(2,426,162)	(353,035)	(1,822,859)	(49,218)	(6,423,147)

Other Items
Interest on PVT Loan	-	38,088	(28,725)	13,628	-
Other Income	-		-		-
Interest Expense	(660)	(10,235)	(107)	(1,256)	(87,068)

Net Loss before Tax	(2,426,822)	(325,182)	(1,851,692)	(36,846)	(6,510,215)

Income Tax	-		-		(6,418)
Net Loss	(2,426,822)	(325,182)	(1,851,692)	(36,846)	(6.516,633)

Other Comprehensive Income (Loss)	(7,194)	48,815	(10,493)	8,496	127,698

Net Loss and Comprehensive Loss	(2,434,016)	(276,367)	(1,862,185)	(28,350)	(6,388,935)

Loss per Share Basic and Diluted	(0.05)	(0.01)	(0.03)	(0.00)	(0.11)

Weighted Average Number of Shares	53,710,870	42,432,756	56,766,168	49,748,108	57,038,179

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Shareholders equity
Unaudited
	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$(1,908,493)	$ 156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Issuance of shares	6,300,000	6,300	1,318,700				-	-	-	1,325,000
Issuance of shares	718,332	718	214,782				-	-	-	215,500
Issuance of shares	8,915,871	8,916					-	-	-	8,916
Shares for services (authorized in Jan 2009 but issued in May 2009)	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	$(2,186,085)	$ 540,410

Issuance of shares	500,000	500	229,500							230,000
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Shares issued	236,587	237	70,739							70,976

Shares issued	147,867	148	44,212				44,360
Shares- converted Debt	3,797,189	3,797	375,922				379,719
Warrant expense			361,426				361,426
Share subscription				24,000			24,000
Shares for services (authorized in Mar 2010 but issued in May 2010)	350,000	350	52,150				52,500
Shares for services (authorized in Mar 2010 but issued in May 2010)	100,000	100	14,900				15,000
Change in foreign currency translation adjustment					(245,390)		(245,390)
Net loss						(852,453)	(852,453)
							-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	24,000	(351,498)	(3,038,538)	611,632

Shares issued	60,000	60	17,940				18,000
Shares issued	20,000	20	5,980				6,000
Cancelled share subscriptions				(24,000)			(24,000)
Issuance of shares	170,000	170	50,830				51,000
Issuance of shares	100,000	100	29,900				30,000
Issuance of shares	50,000	50	4,950				5,000
Issuance of shares for Directors debt	10,000,000	10,000	790,000				800,000
Issuance of shares for debt	3,661,632	3,662	435,734				439,396
Issuance of shares for debt	1,209,167	1,209	143,891				145,100

Issuance of shares for debt	153,801	154	18,302							18,456
Issuance of shares for debt	426,270	426	50,726							51,152
Issuance of shares for debt	51,171	51	6,089							6,141
Issuance of shares for debt	120,310	120	14,317							14,437
Issuance of shares for debt	234,907	235	27,954							28,189
Shares for services	200,000	200	29,800							30,000
Shares for services	240,000	240	35,760							36,000
Shares for services	150,000	150	14,850							15,000
Shares for services	150,000	150	14,850							15,000
Shares for services	133,332	133	8,249							8,382
Shares for services	1,600,000	1,600	-							1,600
Shares for services	400,000	400	-							400
Share subscription							32,000			32,000
Warrant expense			94,627							94,627
Issue of Preferred Shares				1,000,000	1,000	2,268,900				2,269,900
Shares for services								54,006		54,006
Change in foreign currency translation adjustment									(2,939,535)	(2,939,535)
Net loss		60	17,940							18,000

Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Shares issued	520,000	470	45,730							46,200
Cancelled share subscriptions							(32,000)			(32,000)
Shares for service	4,290,000	4,290	354,710							359,000
Warrants and option expenses			10,777							10,777

Change in foreign currency translation adjustment								(96,576)		(96,576)
Net Loss									(2,337,440)	(2,337,440)

Balance (deficiency) December 31, 2011	57,038,179	56,988	6,150,537	1,000,000	1,000	2,268,900	-	(394,068)	(8,315,513)	(394,068)

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Nine Months	Nine Months
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating Activities
Net (Loss)	$ (2,426,822)	$ (325,182)	$ (6,516,633)
Adjustments to reconcile Net (Loss)
Shares issued for services	359,000	81,000	705,382
Warrants & option expenses	10,777	60,303	466,830
Loss on loan	1,763,837		1,763,837
Interest due to related parties	662	9,671	82,605
Wages accrued to director	56,749	54,710	265,283
Loss on fixed assets	-	-	2,500,000
Changes in Current Assets
(Increase)/Decrease in Interest Receivable	-	(38,081)	(196,580)
(Increase)/Decrease in Prepaid Expense	142,080	(139,502)	145

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	24,552	12,933	5,486
Increase/(Decrease) in Accrued Liabilities	(10,000)	2,000	(80,419)

Net Cash Provided by Operating Activities	79,165	(282,148)	(1,004,064)

Investment Activities
Investment in Lassen	-	-
Solar Panel License	-	-	(230,000)
Loan to PVT	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	-		(17,734)
Due to Related party	(19,118)	(13,279)	(106,020)
Security for Legal Costs PVT	3,415	(1,957)	(99,720)
Loans Payable	70,570	18,000	(706,578)
Loans Payable Converted to Shares	-		(18,456)
Performance Bond	15,171	136,074
Proceeds from Subscriptions Receivable		5,000	56,000
Conversion of Related Party Debts	-		(20,690)
Issuance of Preferred Shares	-		-

Proceeds from sale of Common Stock	14,200	81,000	2,022,682

Net Cash Provided by Financing Activities	84,238	224,838	1,109,484

Foreign Exchange	(7,194)	48,815	125,621

Change in cash and cash equivalents	(2,122)	(8,495)	1,040
Cash, Beginning of Period	3,162	12,142	-
Cash, End of Period	1,040	3,647	1,040

Supplemental Information:
Interest Paid	$ -	$ -	$ 6,593
Income Taxes Paid	$ -	$ -	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ -	$ 66,000	$ 1,893,298
Warrants	$ -	$ 60,303	$ 456,053
Conversion of notes payable	$ -	$ 702,871	$ 1,082,590
Director's Debt	$ -	$ 800,000	$ 800,000
Preferred stock issued in connection with in investment	$ -	$ 2,269,900	$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended December 31, 2011

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

3. Solar Panel License and Share Exchange

The Solar Panel License has been cancelled as of September 1, 2010.

4.   Loan to Photo Violation Technologies Inc

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan is the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 has also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009.  P2’s action against PVT and Directors is continuing. Despite the fact that P2 lent PVT $1,485,000.00, PVT is disputed that it owed P2 the $1,485,000.00 it was lent by P2. PVT has filed a Counterclaim, purporting to have claims against P2 and others. PVT made no purported claims against P2 until after P2 sued PVT and PVT's Directors.  P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009.  In response to P2 motion the court put PVT into Bankruptcy on March 24, 2010.  P2 also commenced a second action against PVT for defamation after PVT published what was alleged to be a verbatim ruling from the Court, when, in fact, the ruling had been altered by PVT.   On July 8, 2011, the company received a settlement offer from PVT and its principles.  We are considering this offer but have not accepted it.  Since the company does not believe anymore that this debt is collectable, we have written off all debt and accrued interest as of December 31, 2011

5.    Bank Indebtedness

There is no Bank Indebtedness

6.    Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	Dec 31, 2011	March 31, 2011
Loans payable to a director and officer of the company. The loans are unsecured, do not have fixed terms of repayment, and bear interest at 8.33% to 11% (2008 - 8.33% to 11%). It is expected that these loans will be repaid within the next 12 months.	14,449	30,242

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2008 - nil%).	112.006	57,921

	$ 126,455	$ 88,163
Less: Current portion	(126,445)	(88,163)
Long-term portion	$ -	$ -

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

b) Share Issuances

Shares issued in this quarter are listed in the following table:

Name	Reason for Issuance	Accrued previously	Accrued in Current Quarter	Total Issued
Nav Dhaliwal	Service	0	125,000	0
Sham Dhari	Service	150,000	150,000	0
	TOTALS	150,000	275,000	0

c) Share Subscriptions

At September 30, 2011 there were no outstanding Share Subscriptions outstanding.

d) Warrants

No new Warrants were issued

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

The following table summarizes stock options and warrants outstanding as of September 30, 2011, as well as activity during the three months then ended:

	Warrants	Options
Balance, September 30, 2011	1,972,786	200,000

Issued	0	0

Exercised & expired	0	0

Balance, December 31, 2011	1,972,786	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at December 31, 2011:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	1,822,786	0.42	1.94
Warrants	0.25	150,000	0.25

Options	0.2	200,000	0.2	9.21

8.  Other Significant and Subsequent events

•

On December 31, 2011, the company has written off all debit owed by Photo Violation Technologies including Interest owed to P2 Solar.

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

Additionally, on June 30, 2011, the Company signed an option agreement to purchase a 7.3 MW project in Bulgaria.  This project was ready for construction; all Power Purchase agreements and permits were in place.  The land for the project had been secured.  The option agreement was subject to Company’s financial, legal, and technical due diligence.  The company was not satisfied with the results of the due diligence, therefore the project was abandoned.

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

During the fiscal year ending March 31, 2012, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of December 31, 2011, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal period ended December 31, 2011 as compared to the fiscal period ended December 31, 2010.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three and six months ended December 31, 2011. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal period ended December 31, 2011, the Company did not have any sales or generate any revenues.  As of December 31, 2011, the Company’s balance sheet reflects total assets of $107,996 which primarily consist of: i) Security for Legal Costs for Photo Violations Technology Inc. in the amount of $99,720; and ii) prepaid assets of $7,236.  As of December 31, 2011, the Company’s balance sheet reflects total liabilities of $340,153.  The Company has cash on hand of $1,040 and a deficit accumulated during the development stage of $8,404,895.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the funds necessary to make contributions to Solarise to facilitate the development of the JIL Technology or proceed with the joint development of a power plant in India. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  Currently, our estimated fixed costs at this time are approximately $2,500 per month; that figure includes $900 for lease payments, $500 for utilities, $100 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $2,500 per month to cover operating expenses, and additional funds to cover contributions to Solarise and expenses if the Company enters into a business relationship with an Indian company relating to the establishment of a solar power plant.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT had breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the Company extended the law suit to include, the other two directors and one employee.  On July 22, 2009, the Company was awarded a judgment in its legal proceeding against PVT in the amount of $1,485,000, plus interest.  The Company does not believe that this debt is recoverable, therefore, the amount owing from PVT has been written off as of December 31 2011.  Additionally, in November 2008, the Company launched another law suit against PVT for spreading misinformation about the Company through a number of websites; this legal proceeding is currently ongoing.  The company is in the procees of ending all law suits with PVT.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February20, 2012

 Title: Chief Executive Officer & Chief Financial Officer