Form 10-K
period 2012-03-31
P2 Solar, Inc.
filed 2012-07-16
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed first fiscal quarter. $1,425,600.

As of July 13, 2012, the Company had 56,613,179 shares issued and outstanding.

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

Solar Panel Business Operations

General Information

The Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, is involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacture of solar panels utilizing a technology referred to as the JIL Technology (the “JIL Technology”).  The Company, through Solarise, is currently testing a hybrid solar panel containing the JIL Technology internally.  The Company has had a few issues with the performance of the panel that it is working towards solving.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

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

The Company does not maintain direct ownership over the JIL Technology.  The JIL Technology is owned by Solarise.  The Company’s rights to the JIL Technology are derived through its ownership interest in Solarise.  Other than the JIL Techology the Company does not own any intellectual property.

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

Power Plant Construction Business

During the fiscal year ended March 31, 2012, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) projects in Bulgaria.  The Company’s management team identified Bulgaria as an emerging market that offered solar PV investment returns superior to other markets.  Our management spent a significant amount of time in

Bulgaria reviewing dozens of projects, ultimately settling on two that we believed were worth pursuing.  However, due to financing issues and European economic issues, the Company was unable to proceed with its desired projects in Bulgaria.

In addition to the work in Bulgaria, the Company has continued to review projects in India that fall under various state solar PV tariff regimes.  The Company have also devoted time to assessing the returns available under the National Solar Mission's REC (renewable energy credit) regime, where solar PV developers sign Power Purchase Agreements (“PPA”)  at average wholesale power rates (Rupees 3-5) and are awarded REC credits which can be sold in two trading markets established in India.  The REC trading markets are supported by RPO (renewable power purchase obligations required of established producers) and a trading band that establishes a minimum and maximum price for the REC credits for a set number of years.

Power trading firms in India are beginning to offer power purchase contracts for long periods of time, whereby they assume some of the risk of wholesale and REC pricing, enabling solar PV developers to seek funding based on these commitments.  During the fiscal year ended March 31, 2012 the Company’s management anticipates that it will pursue certain REC-based solar PV opportunities in India, as well as certain state-level solar PV opportunities.

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

ITEM 3.

LEGAL PROCEEDINGS.

On December 12, 2007, the Company commenced legal proceedings in British  Columbia Supreme Court against Photo Violation Technologies Corp. ("PVT") and its president, Fred Mitschele (aka Fred Marlatt), claiming punitive, exemplary and consequential damages and other remedies arising from breach of contract and wrongful conduct on the part of Mitschele.  In the Action, the Company claimed PVT had breached the agreement among the Company, PVT and Mitschele entered into on or about March 16, 2007, which provided for the completion of a reverse merger between the Company

and PVT.   The Company also claimed in Court documents that Mitschele engaged in a number of wrongful acts, including inducing breach of contract, attempting to divert prospective investors from Company to PVT, failing to provide financial statements and other necessary documents. In February 2008, the Company extended the law suit to include, the other two directors and one employee.  On July 22, 2009, the Company was awarded a judgment in its legal proceeding against PVT in the amount of $1,485,000, plus interest.  In February 2012, the Company signed a settlement agreement with Photo Violation Technologies by which all law suits were dropped by both sides. No money was recovered from PVT or its princples.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2010	HIGH	LOW
Quarter Ended March 31	$0.43	$0.24
Quarter Ended June 30	$0.28	$0.15
Quarter Ended September 30	$0.22	$0.07
Quarter Ended December 31	$0.14	$0.05

2011	HIGH	LOW
Quarter Ended March 31	$0.15	$0.06
Quarter Ended June 30	$0.15	$0.06
Quarter Ended September 30	$0.29	$0.08
Quarter Ended December 31	$0.10	$0.05

2012	HIGH	LOW
Quarter Ended March 31	$0.10	$.04

Holders.

As of March 31, 2012 there were 56,613,179 shares of common stock issued and outstanding and approximately 62 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2012 or 2011.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Solar Panel Technology

The Company, through its ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, is involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, utilizing the JIL Technology.  The Company, through Solarise, is currently testing the hybrid panel containing the JIL Technology internally.  The Company has had a few issues with the performance of the panel that it is working towards solving.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

Power Plant Construction Business

During the fiscal year ended March 31, 2012, the Company concentrated a significant amount of its resources and efforts on developing solar PV projects in Bulgaria.  The Company’s management team identified Bulgaria as an emerging market that offered solar PV investment returns superior to other markets.  Our management spent a significant amount of time in Bulgaria reviewing dozens of projects, ultimately settling on two that we believed were worth pursuing.  However, due to financing issues and European economic issues, the Company was unable to proceed with its desired projects in

In addition to the work in Bulgaria, the Company has continued to review projects in India that fall under various state solar PV tariff regimes.  The Company have also devoted time to assessing the returns available under the National Solar Mission's REC (renewable energy credit) regime, where solar PV developers sign PPAs at average wholesale power rates (Rupees 3-5) and are awarded REC credits which can be sold in two trading markets established in India.  The REC trading markets are supported by RPO (renewable power purchase obligations required of established producers) and a trading band that establishes a minimum and maximum price for the REC credits for a set number of years.

Power trading firms in India are beginning to offer power purchase contracts for long periods of time, whereby they assume some of the risk of wholesale and REC pricing, enabling solar PV developers to seek funding based on these commitments.  During the next several months management anticipates that it will pursue certain REC-based solar PV opportunities in India, as well as certain state-level solar PV opportunities.

During the fiscal year ending March 31, 2012, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of March 31, 2012, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the twelve months ended March 31, 2012. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal year ended March 31, 2012, the Company did not have any sales or generate any revenues.  As of March 31, 2012, the Company’s audited balance sheet reflects total assets of $12,093, as compared to total assets of $2,034,621 during the fiscal year ended March 31, 2011, a decrease of $2,022,528 or approximately 99%.  The decrease was primarily attributable to the fact that in February 2012, the Company signed a settlement agreement with Photo Violation Technologies; no funds were paid as a result of the settlement agreement.  As a result of the settlement agreement, the Company no longer classifies the claims against Photo Violation Technologies as an asset and thereby experienced  a significant decrease in its assets for the fiscal year ended March 31, 2012, as compared to the fiscal year ended March 31, 2011.

As of March 31, 2012, the Company’s audited balance sheet reflects total liabilities of $343,202.  The Company has cash on hand of $4,857 and a deficit accumulated during the development stage of $8,566,473.

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

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	12

Balance Sheets	13-14

Statements of Operations And Comprehensive Income	15-16

Statements of Stockholders Equity	17-18

Statements of Cash Flows	19-20

Notes to Financial Statements	21-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of P2 Solar, Inc.

We have audited the accompanying balance sheets of P2 Solar, Inc. (a development stage Company) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period since inception through March 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. (a development stage Company) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period since inception through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars

	March 31, 2012	March 31, 2011
	(Audited)	(Audited)
ASSETS

Current Assets
Cash	$ 4,857	$ 3,162
Prepaid Assets	7,236	149,316
Performance Bond	-	15,171
Interest Receivable on Loan to PVT	-	278,837
Loan to PVT	-	1,485,000
Security for Legal Costs PVT	-	103,135

Total Current Assets	12,093	2,034,621

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 12,093	$ 2,034,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts Payable	88,385	77,776
Lassen License Payable	-	-
Accrued Liabilities	10,000	10,000
Loan Payable	111,370	40,800
Loan Payable (Debt converted adjusted)	-	-
Due to Related Parties	133,447	88,163

Total Current Liabilities	343,202	216,739

Total Liabilities	343,202	216,739

Stockholders' Equity

Authorized:
500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares with a par value $0.001
Issued:
Common shares - issued	$ 57,288	$ 52,228
Additional Paid-in Capital	6,175,240	5,739,320
Preferred Shares Issued :
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share Subscriptions	40,375	32,000
Other Comprehensive Income (Loss)	(307,438)	(297,492)
Deficit Accumulated during Development Stage	(8,566,473)	(5,978,073)

Total Stockholders' Equity	(331,109)	1,817,883

Total Liabilities and Stockholders' Equity	$ 12,093	$ 2,976,731

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars

	Twelve Months Ending	Twelve Months Ending	Since Inception
	March 31,	March 31,	March 31,
	2012	2011	2012

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	115,566	40,010	173,047
Bank Charges	1,788	1,358	6,674
Consulting Fees	304,091	107,555	919,039
Legal and Accounting	183,337	91,784	395,247
Rent	12,340	11,802	45,904
Salaries and Benefits	75,407	73,462	283,941
Office and Other	10,622	13,986	33,346
Telephone and Utilities	2,794	4,545	13,029
Travel and Trade Shows	48,460	41,148	121,587
Warrants & Option Expenses	20,780	94,627	476,833
Currency Exchange Loss (Gain)	6,222	-	6,498
Impairment Loss	1,806,356	2,500,000	4,306,356
Total Expenses	2,587,763	2,980,277	6,781,501
			-
Net Loss from Operations	(2,587,763)	(2,980,277)	(6,781,501)

Other Items
Interest on PVT Loan	-	51,594	-
Other Income	-		-
Interest Expense	(637)	(10,852)	(87,045)
	$ (637)	$ 43,472	$ (87,045)

Net Loss before Tax	(2,588,400)	(2,939,535)	(6,868,546)

Income Tax	-	-	(6,418)

Net Loss	(2,588,400)	(2,939,535)	(6.874,964)
			-
Other Comprehensive Income	(9,946)	54,006	124,946

Net Loss and Comprehensive loss	$ (2,598,346)	$ (2,885,529)	$ (6,750,018)

Basic and Diluted
(Loss) per Share	$ (0.05)	$ (0.06)	$ (0.12)

Weighted Average
Number of Shares	54,538,972	44,700,349	57,338,179

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Shares for services	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482							1,549,416
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Converted Share Equity	3,797,189	3,797	375,922							379,719
Shares Issued for Service	450,000	450	67,050							67,500
Warrant and Option expense			361,426							361,426
Share subscription							24,000			24,000
Change in foreign currency translation adjustment								(245,390)		(245,390)
Net loss									(852,453)	(852,453)
										-

Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571				24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451							345,336
Cancelled share subscription							(24,000)			(24,000)
Shares Issued	16,257,258	16,257	1,596,613							1,612,870
Shares for services	2,873,332	2,873	103,509							106,382
Warrant and Option Expense			94,627							94,627
Share Subscription							32,000			32,000
Change in foreign currency translation adjustment								54,006		54,006
Net loss									(2,939,535)	(2,939,535)
										-
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription							(32,000)			(32,000)
Shares Issued	520,000	470	45,730							46,200
Shares for services	4,590,000	4,590	369,410							374,000
Warrant and Option Expense			20,780							20,780
Share Subscription							40,375			40,375
Change in foreign currency translation adjustment								(9,946)		(9,946)
Net loss									(2,588,400)	(2,588,400)

Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

The accompanying notes are an integral part of these statements

P2SOLAR
Statement of Cash Flows
Expressed in U.S Dollars

	Twelve Months Ended	Twelve Months Ended	(Inception) to
	31-Mar	31-Mar	31-Mar
	2012	2011	2012
Operating Activities
Net (Loss)	$ (2,588,400)	$ (2,939,535)	$ (6,874,964)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services	374,000	106,382	720,382
Warrants & Option Expenses	20,780	94,627	476,833
Loss on Loan	1,763,837		1,763,837
Interest Due to Related Parties	658	10,284	82,601
Wages Accrued to Director	75,407	73,462	283,941
Loss on Fixed Assets		2,500,000	2,500,000
Changes in Current Assets	-
(Increase)/Decrease in Accounts Receivable
Interest Receivable	-	(51,965)	(196,580)
Prepaid expense	142,080	(145,886)	145

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	10,609	7,632	(8,457)
Increase/(Decrease) in Accrued Liabilities	-	10,000	(70,419)

Net Cash Provided by Operating Activities	(201,030)	(334,999)	(1,125,929)

Investment Activities
Investment in Lassen	-	-	-
Solar Panel License	-	-	(230,000)
Loan to PVC	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	-	-	(17,734)
Due to Related party	(30,780)	(17,768)	(117,682)
Security for Legal Costs PVT	103,135	(4,690)	-
Loans Payable	70,570	40,800	(706,578)
Loans Payable Converted to Shares	-	(18,456)	(18,456)
Performance Bond	15,171	135,671	-

Proceeds from Subscriptions Receivable	40,375	32,000	96,375
Conversion of Related Party Debts	-	(20,690)	(20,690)
Issuance of Preferred Shares	-	-	-
Proceeds from sale of Common Stock	14,200	125,146	2,022,682

Net Cash Provided by Financing Activities	212,671	272,013	1,237,917

Foreign Exchange	(9,946)	54,006	319,622

Change in cash and cash equivalents	1,695	(8,980)	4,857

Cash, Beginning of Period	3,162	12,142	-

Cash, End of Period	$4,857	$ 3,162	$4,857

Supplemental Information:
Interest Paid	20	567	$6,593
Income Taxes Paid	-	-	$4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ 374,000	$ 106,382	$ 2,267,298
Warrants	$ 20,780	$ 94,627	$ 476,833
Conversion of notes payable	-	$ 702,871	$ 1,082,590
Director's Debt	-	$ 800,000	$ 800,000
Preferred stock issued in connection with investment	-	$ 2,269,900	$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Financial Statements

March 31, 2012 and 2011

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

The company had signed two Option Agreements in Bulgaria to purchase Solar projects.  First project was 7.3 MW located in South western Part of Bulgaria and the second project is 14.35 MW located in North Eastern part of Bulgaria.  The company did its due-diligence on both projects; both project did not meet our due diligence standards so the projects was abandoned.  The company is actively working with groups in India to aquire projects in that country.

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

n) Loss Per Share

The company computes net loss per common share using ASC Topic 260 "Earnings Per Share" guidance. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2012 and 2011. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share, is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

s) Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

4. Loan to Photo Violation Technologies Inc.

P2 Solar (“P2”) lent Photo Violation Technologies Corp., (“PVT”) $1,485,000.00 USD (the “Loan”). The Loan was the subject of a Loan Agreement and a Promissory Note. PVT has failed to pay any principal or interest on the Loan. P2 has sued PVT for $1,485,000.00 USD. P2 had also sued the Directors of PVT. P2’s action against the PVT Directors had been stayed pending posting of security for costs. $100,000 security for cost was paid on December 9, 2009. P2 was awarded a summary judgment of $1,485,000.00 plus interest by the courts on July 22, 2009. The company vigorously attempted to collect on the judgment. In response to P2 motion the court put PVT into Bankruptcy on March 24, 2010.  After thorough search of PVT assets, the company concluded that there was no chance of collecting any money from PVT or its principals and the company accepted the settlement offer made by the PVT Principals in July 2011.  Final settlement agreement was signed in February 2012.  The $100,000 security for cost that was paid to courts in December 2009 was returned to the company in March of 2012.

5. Bank Indebtedness

There is no Bank Indebtedness.

6. Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2012	2011

Loans payable to a directors and officers of the company. The loans are unsecured, due on demand and non-interest bearing (2011 - 10%). It is expected that these loans will be repaid within the next 12 months.	2,079	30,242

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2011 - nil%).	131,368	57,921

	$ 133,447	$ 88,163
Less: Current portion	(133,447)	(88,163)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $nil (2011 - $10,852).

c) Salaries and benefits include $75,407 (2011 - $73,462) paid to a director and officer of the Company.

d) As at March 31, 2012, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

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

b) Share Issuances

During the current period, the company issued a total of 5,110,000 common shares from the treasury.

520,000 shares were issued for private placements don in the last 12 months. 1,365,000 shares were issued to three individuals for consulting services and another 725,000 shares have been accounted for in the books but still have to be issued. Further, 2,500,000 shares to two companies were issued for consulting services for next 12 months.

c) Share Subscriptions

At March 31, 2012 there was $40,375 worth outstanding Share Subscriptions for which the shares were issued subsequent to March 31, 2012.

d) Warrants

In conjunction with the Private placements, 1,020,000 warrants were issued to individuals and companies that participated in the private placement done in 2011. 718,332 warrants issued in conjunction with private placements in 2009 expired on Jan 15, 2012 and further 384,454 warrants expired in June 15, 2012.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $20,780 and charged as warrants expense for the period ended March 31, 2012. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.57

Expected life (year)	4~5

Risk-free interest rate	0.19~ 0.25%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of March 31, 2012, as well as activity during the twelve months then ended:

	Warrants	Options
Balance, March 31, 2011	1,502,786	200,000

Issued	1,020,000	0

Exercised & expired	718,332	0

Balance, March 31, 2011	1,804,454	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at March 31, 2012:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	734,454	0.42	.50
Warrants	0.25	1,070,000	0.25	2.5

Options	0.2	200,000	0.2	6.67

f) Debt Conversion

No debit conversion in this period

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

10. Other Significant events

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

On July 20, 2011, the Company signed another option agreement to acquire a 14.35 MW solar project in Bulgaria that is ready for construction. The company has abandoned this project due to legal issues that arose during the due diligence process.

On December 31, 2011, the Company has written off all debit owed by Photo Violation Technologies including Interest owed to P2 Solar.

In February 2012, the Company signed a settlement agreement with Photo Violation Technologies by which all law suits were dropped by both sides.

11.

11. Subsequent Events

On June 15, 2012 further 384,454 warrants exercisable at $0.42 have expired.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2012, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2012, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position
Raj-Mohinder S. Gurm	52	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director EOChairman of the Board of Directors, CEO, President
Hans Edblad	46	Director
Stephen Sleigh	58	Director

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

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2012:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm(1) 3718 91st Avenue Surrey, BC, Canada V3V 7X1	16,027,975 Common	28.32%(2)
$.001 Par Value Common Stock	Stephen Sleigh(1) 1330 harwood St. Suite 1907 Vancouver, BC. Canada V6E 1S8	0	0% (2)
$.001 Par Value Common Stock	Hans Edblad(1) 20 Sara Lane Cold Stream, BC, Canada	234,907	0.41% (2)
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	16,262,882	28.73%

(1) Director or Officer of Company

(2)Percentages are calculated based on 56,613,179 shares outstanding as of March 31, 2012.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake & Associates, CPA’s LLC for audit of the Company's annual financial statements were $15,000 for the fiscal year ended March 31, 2012, and $13,000 for the fiscal year ended March 31, 2011.

Audit Related Fees

(2)

Lake & Associates, CPA’s LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2012 and 2011.

Tax Fees

(3)

The aggregate fees billed by Lake & Associates, CPA’s LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2012 and 2011.

All Other Fees

 (4)

Lake & Associates, CPA’s LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2012 and 2011.

Audit Committee’s Pre-approval Policies and Procedures

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

10.19	Option Agreement dated June 30, 2011 by and between P2 Solar, Inc. and JLB Bulgaria, Ltd.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer

Date:  July 16, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  July 16, 2012

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  July 16, 2012