Form 10-K/A
period 2012-03-31
P2 Solar, Inc.
filed 2012-08-14
CIK 1172069

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

EXPLANATORY NOTE:

P2 Solar, Inc., a Delaware corporation is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on July 16, 2012 (the "Original Filing") to include the signature of Lake & Associates, CPA’s LLC, a registered public accounting firm, in the audit report.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

July 12, 2012

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

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Shares for services	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)

Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482							1,549,416
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Converted Share Equity	3,797,189	3,797	375,922							379,719
Shares Issued for Service	450,000	450	67,050							67,500
Warrant and Option expense			361,426							361,426
Share subscription							24,000			24,000
Change in foreign currency translation adjustment								(245,390)		(245,390)
Net loss									(852,453)	(852,453)
										-

Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571				24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451							345,336
Cancelled share subscription							(24,000)			(24,000)
Shares Issued	16,257,258	16,257	1,596,613							1,612,870
Shares for services	2,873,332	2,873	103,509							106,382
Warrant and Option Expense			94,627							94,627
Share Subscription							32,000			32,000
Change in foreign currency translation adjustment								54,006		54,006
Net loss									(2,939,535)	(2,939,535)
										-
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription							(32,000)			(32,000)
Shares Issued	520,000	470	45,730							46,200
Shares for services	4,590,000	4,590	369,410							374,000
Warrant and Option Expense			20,780							10,777
Share Subscription							40,375			40,375
Change in foreign currency translation adjustment								(9,946)		(9,946)
Net loss									(2,588,400)	(2,578,397)

Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

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

Date:  August 13, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  August 13, 2012

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  August 13, 2012