Form 10-Q
period 2012-06-30
P2 Solar, Inc.
filed 2012-08-20
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 15, 2012 the Issuer had 56,613,179 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2012, and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-15

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ 4,857
Prepaid Assets	7,236	7,236
Performance Bond	-	-
Interest Receivable on Loan to PVT	-	-
Loan to PVT	-	-
Security for Legal Costs PVT	-	-

Total Current Assets	7,236	12,093

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 7,236	$ 12,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	3,697	$ -
Accounts Payable	90,659	88,385
Lassen License Payable	-	-
Accrued Liabilities	10,000	10,000
Loan Payable	111,370	111,370
Loan Payable (Debt converted adjusted)	-	-
Due to related Parties	152,801	133,447

Total Current Liabilities	368,526	343,202

Total Liabilities	368,526	343,202

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,

5,000,000 preferred shares, with a par value $0.001,
Issued:		-
Common shares – 53,968,179	$ 57,288	57,228
Additional Paid-in Capital	6,175,240	6,175,240
Preferred Shares Issued :1,000,000
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	40,375	40,375
Other Comprehensive (Loss)	(309,883)	(307,438)
Deficit Accumulated during Development Stage	(8,594,210)	(8,566,473)

Total Stockholders' Equity	(361,291)	(331,109)

Total Liabilities and Stockholders' Equity	$ 7,236	$ 12,093

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months	Since
	Ending	Ending	Inception
	June 30	June 30	June 30
	2012	2011	2012

Income
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	-	12,394	173,047
Bank Charges	437	259	7,111
Consulting Fees	-	180,201	919,039
Legal and Accounting	1,987	8,489	397,234
Rent	2,925	3,687	48,829
Salaries and benefits	18,910	19,842	302,851
Office and other	359	1,100	33,705
Telephone and Utilities	540	677	13,569
Travel and trade shows	2,518	4,351	124,105
Warrants & option expenses	-	0	476,833
Currency Exchange Loss (Gain)	-	1,459	6,498
Impairment Loss	-	43,634	4,306,356
Total Expenses	27,676	276,094	6,809,177

Net Loss from Operations	(27,676)	(276,094)	(6,809,177)

Other Items
Interest on PVT Loan	-	13,844	-
Other Income	-	-	-
Interest Expense	(61)	(556)	(86,984)

Net Loss before Tax	(27,737)	(262,806)	(6,896,161)
Income Tax	-	-	(6,418)
Net Loss	(27,737)	(262,806)	(6,902,579)

Other comprehensive income	(2,445)	(1,239)	122,379

Net Loss and Comprehensive Loss	$ (30,182)	$ (264,045)	$ (6,780,200)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)

Weighted Average
Number of Shares	57,338,179	52,247,300

	The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	$			$1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription							(1,384,277)			(1,384,277)
Shares for services	500,000	500	169,500							170,000
Change in foreign currency translation adjustment								326,276		326,276
Net loss									(277,592)	(277,592)
Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482							1,549,416
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Converted Share Equity	3,797,189	3,797	375,922							379,719
Shares Issued for Service	450,000	450	67,050							67,500
Warrant and Option expense			361,426							361,426
Share subscription							24,000			24,000
Change in foreign currency translation adjustment								(245,390)		(245,390)
Net loss									(852,453)	(852,453)
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571				24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451							345,336
Cancelled share subscription							(24,000)			(24,000)
Shares Issued	16,257,258	16,257	1,596,613							1,612,870
Shares for services	2,873,332	2,873	103,509							106,382
Warrant and Option Expense			94,627							94,627
Share Subscription							32,000			32,000
Change in foreign currency translation adjustment								54,006		54,006
Net loss									(2,939,535)	(2,939,535)
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription							(32,000)			(32,000)
Shares Issued	520,000	470	45,730							46,200
Shares for services	4,590,000	4,590	369,410							374,000
Warrant and Option Expense			20,780							10,777
Share Subscription							40,375			40,375
Change in foreign currency translation adjustment								(9,946)		(9,946)
Net loss									(2,588,400)	(2,578,397)
Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

Change in foreign currency translation adjustment								(2,445)		(2,445)
Net loss									(27,737)	(27,737)
Balance (deficiency) June 30, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(309,883)	(8,594,210)	(361,290)

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months
	Ended	Ended	(Inception) to
	June 30	June 30	June 30
	2012	2011	2012
Operating Activities
Net (Loss)	$ (27,737)	$ (262,806)	$ (6,902,701)
Adjustments to reconcile Net (Loss)
Shares issued for services	-	174,000	720,382
Warrants & option expenses	-	-	476,833
Loss on loan	-	-	1,763,837
Interest due to related parties	-	556	82,601
Wages accrued to director	18,910	19,842	302,851
Loss on fixed assets	-	0	2,500,000
Changes in Current Assets
(Increase)/Decrease in interest receivable	-	(13,884)	(196,580)
(Increase)/Decrease in prepaid expense	-	137,825	145

Changes in Current Liabilities
Increase/(Decrease) in accounts payable	2,274	(6,379)	(6,183)
Increase/(Decrease) in accrued liabilities	-	(10,000)	(70,419)

Net Cash Provided by Operating Activities	(6,553)	39,155	(1,329,234)

Investment Activities
Investment in Lassen	-	-
Solar Panel License	-	-	(230,000)
Loan to PVC	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	3,697		(14,037)
Due to Related Party	445	(3,155)	(117,237)
Security for Legal Costs PVT	-	(545)	-
Loans Payable	-	1,000	(706,578)
Loans Payable Converted to Shares	-	-	(18,456)
Performance Bond	-	15,171	-
Proceeds from Subscriptions Receivable	-	8,200	96,375
Conversion of Related Party Debts	-	-	(20,690)
Issuance of Preferred Shares	-	-	-

Proceeds from sale of Common Stock	-	-	2,022,682

Net Cash Provided by Financing Activities	445	20,671	1,242,059

Foreign Exchange	(2,446)	(1,239)	317,176

Change in cash and cash equivalents	(4,857)	58,587	-
Cash, Beginning of Period	4,857	3,162	-
Cash, End of Period	0	61,750	0

Supplemental Information:
Interest Paid	$ 61	$ -	$ 6,654
Income Taxes Paid	$ -	$ -	$ 4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services	$ -	$ -	$ 2,267,298
Warrants	$ -	$ -	$ 466,830
Conversion of notes payable	$ -	$ -	$ 1,082,590
Director's Debt	$ -	$ -	$ 800,000
Preferred stock issued in connection with in investment	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Three Months Ended June 30, 2012

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

The company had signed two Option Agreements in Bulgaria to purchase Solar projects.  First project was 7.3 MW located in South western Part of Bulgaria and the second project is 14.35 MW located in North Eastern part of Bulgaria.  The company did its due-diligence on both projects; both project did not meet our due diligence standards so the projects was abandoned.  The company is actively working with groups in India to acquire projects in that country.

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

3.

Bank Indebtedness

The company was $3,697 indebted to the Bank

4.

Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	June 2012	June 2011

Loans payable to a directors and officers of the company. The loans are unsecured, due on demand and non-interest bearing (2011 - 10%). It is expected that these loans will be repaid within the next 12 months.	1,731	27,273

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2011 - nil%).	151,070	78,133

	$ 152,801	$ 105,406
Less: Current portion	(152,801)	(105,406)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $nil (2011 - $10,852).

c) Salaries and benefits include $75,407 (2011 - $73,462) paid to a director and officer of the Company.

d) As at June 30, 2012, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

5.

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

b) Share Issuances

There were no shares issued in the current quarter

c) Share Subscriptions

There are no outstanding share subscriptions.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $20,780 and charged as warrants expense for the period ended June 30, 2012. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.57

Expected life (year)	4~5

Risk-free interest rate	0.19~ 0.25%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of March 31, 2012, as well as activity during the twelve months then ended:

	Warrants	Options
Balance, March 31, 2012	1,804,454	200,000

Issued	0	0

Exercised & expired	384,454	0

Balance, June 30, 2012	1,420,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at June 30, 2012:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	350,000	0.42	.50
Warrants	0.25	1,070,000	0.25	2.5

Options	0.2	200,000	0.2	6.67

f) Debt Conversion

No debit conversion in this period

6.

Other Significant and Subsequent Events

On December 31, 2011, the Company has written off all debit owed by Photo Violation Technologies including Interest owed to P2 Solar.

In February 2012, the Company signed a settlement agreement with Photo Violation Technologies by which all law suits were dropped by both sides.

On June 15, 2012 further 384,454 warrants exercisable at $0.42 have expired.

There are no other current or subsequent events to report

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

Solar Panel Technology

The Company, through its ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, is involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, utilizing the JIL Technology.  The Company, through Solarise, is currently testing the hybrid panel containing the JIL Technology internally.  The Company has had a few issues with inconsistent performance and overheating of the panel that it is working towards solving.  Once the internal tests are completed the panel will be sent for independent testing and power certification with Intertek Laboratories in California.

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

In addition to the work in Bulgaria, the Company has continued to review projects in India that fall under various state solar PV tariff regimes.  The Company has also devoted time to assessing the returns available under the National Solar Mission's REC (renewable energy credit) regime, where solar PV developers sign PPAs at average wholesale power rates (Rupees 3-5) and are awarded REC credits which can be sold in two trading markets established in India.  The REC trading markets are supported by RPO (renewable power purchase obligations required of established producers) and a trading band that establishes a minimum and maximum price for the REC credits for a set number of years.

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

During the fiscal period ending September 30, 2012, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of June 30, 2012, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011.

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

During the fiscal year period ended June 30, 2012, the Company did not have any sales or generate any revenues.  As of June 30, 2012, the Company’s audited balance sheet reflects total assets of $7,236, as compared to total assets of $1,954,642 during the fiscal period ended June 30, 2011, a decrease of $1,947,406 or approximately 99.6%.  The decrease was primarily attributable to the fact that in February 2012, the Company signed a settlement agreement with Photo Violation Technologies; no funds were paid as a result of the settlement agreement.  As a result of the settlement agreement, the Company no longer classifies the claims against Photo Violation Technologies as an asset and thereby experienced a significant decrease in its assets for the fiscal period ended June 30, 2012, as compared to the fiscal period ended June 30, 2011.

As of June 30, 2012, the Company’s audited balance sheet reflects total liabilities of $368,526.  The Company has bank indebtedness of $(3,697) and a deficit accumulated during the development stage of $8,594,210.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 20, 2012

 Title: Chief Executive Officer & Chief Financial Officer