Form 10-Q/A
period 2012-06-30
P2 Solar, Inc.
filed 2012-08-24
CIK 1172069

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

EXPLANATORY NOTE

P2 Solar, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing”) to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q, and correct minor typographical errors in the financial statements in the Original Filing. When we initially filed the Original Filing, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules.  We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q and making certain conforming changes to Item 6, and correct minor typographical errors in the financial statements in the Original Filing.

Except as specified above, no other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	4-5

Statements of Operations	6-7

Statements of Stockholders’ Equity (Deficit)	8-9

Statements of Cash Flows	10-11

Notes to Unaudited Financial Statements	12-13

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ 4,857
Prepaid Assets	7,236	7,236
Performance Bond	-	-
Interest Receivable on Loan to PVT	-	-
Loan to PVT	-	-
Security for Legal Costs PVT	-	-

Total Current Assets	7,236	12,093

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 7,236	$ 12,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	3,697	$ -
Accounts Payable	90,659	88,385
Lassen License Payable	-	-
Accrued Liabilities	10,000	10,000
Loan Payable	111,370	111,370
Loan Payable (Debt converted adjusted)	-	-
Due to related Parties	152,801	133,447

Total Current Liabilities	368,526	343,202

Total Liabilities	368,526	343,202

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,

5,000,000 preferred shares, with a par value $0.001,
Issued:		-
Common shares – 53,968,179	$ 57,288	57,228
Additional Paid-in Capital	6,175,240	6,175,240
Preferred Shares Issued :1,000,000
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	40,375	40,375
Other Comprehensive (Loss)	(309,883)	(307,438)
Deficit Accumulated during Development Stage	(8,594,210)	(8,566,473)

Total Stockholders' Equity	(361,290)	(331,109)

Total Liabilities and Stockholders' Equity	$ 7,236	$ 12,093

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months	Since
	Ending	Ending	Inception
	June 30	June 30	June 30
	2012	2011	2012

Income
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	-	12,394	173,047
Bank Charges	437	259	7,111
Consulting Fees	-	180,201	919,039
Legal and Accounting	1,987	8,489	397,234
Rent	2,925	3,687	48,829
Salaries and benefits	18,910	19,842	302,851
Office and other	359	1,100	33,705
Telephone and Utilities	540	677	13,569
Travel and trade shows	2,518	4,351	124,105
Warrants & option expenses	-	0	476,833
Currency Exchange Loss (Gain)	-	1,459	6,498
Impairment Loss	-	43,634	4,306,356
Total Expenses	27,676	276,094	6,809,177

Net Loss from Operations	(27,676)	(276,094)	(6,809,177)

Other Items
Interest on PVT Loan	-	13,844	-
Other Income	-	-	-
Interest Expense	(61)	(556)	(87,106)

Net Loss before Tax	(27,737)	(262,806)	(6,896,283)
Income Tax	-	-	(6,418)
Net Loss	(27,737)	(262,806)	(6,902,701)

Other comprehensive income	(2,445)	(1,239)	122,501

Net Loss and Comprehensive Loss	$ (30,182)	$ (264,045)	$ (6,780,200)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)

Weighted Average
Number of Shares	57,338,179	52,247,300

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

The following table summarizes stock options and warrants outstanding as of June 30, 2012, as well as activity during the three months then ended:

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

INS XBRL Instance Document.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 24, 2012

 Title: Chief Executive Officer & Chief Financial Officer