Form 10-Q
period 2012-09-30
P2 Solar, Inc.
filed 2012-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

[ X ] No

As of November 14, 2012 the Issuer had 57,838,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTBMER 30, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-15

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ 4,857
Prepaid Assets	7,236	7,236
Performance Bond	-	-
Interest Receivable on Loan to PVT	-	-
Loan to PVT	-	-
Security for Legal Costs PVT	-	-

Total Current Assets	7,236	12,093

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 7,236	$ 12,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	5,403	$ -
Accounts Payable	100,056	88,385
Lassen License Payable	-	-
Accrued Liabilities	10,000	10,000
Loan Payable	111,370	111,370
Loan Payable (Debt converted adjusted)	-	-
Due to related Parties	198,720	133,447

Total Current Liabilities	425,549	343,202

Total Liabilities	425,549	343,202

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,

5,000,000 preferred shares, with a par value $0.001,
Issued:		-
Common shares – 57,838,179	$ 57,788	57,228
Additional Paid-in Capital	6,229,883	6,175,240
Preferred Shares Issued :1,000,000
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	-	40,375
Other Comprehensive (Loss)	(310,587)	(307,438)
Deficit Accumulated during Development Stage	(8,665,297)	(8,566,473)

Total Stockholders' Equity	(418,313)	(331,109)

Total Liabilities and Stockholders' Equity	$ 7,236	$ 12,093

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months	Six Months	Six Months	Since
	Ending	Ending	Ending	Ending	Inception
	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30
	2012	2011	2012	2011	2012

Income
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	-	100,659	-	113,053	173,047
Bank Charges	267	756	704	1,015	7,378
Consulting Fees	-	59,931	-	240,131	919,039
Legal and Accounting	25,421	98,280	27,408	106,769	422,655
Rent	2,915	2,949	5,840	6,635	51,744
Salaries and benefits	18,624	18,597	37,534	38,439	321,475
Office and other	5,173	5,278	5,532	6,229	38,878
Telephone and Utilities	1,482	929	2,022	1,607	15,051
Travel and trade shows	2,194	24,842	4,712	29,345	126,299
Warrants & option expenses	14,768	10,777	14,768	10,777	491,601
Currency Exchange Loss (Gain)	-	4,496	-	5,956	6,498
Impairment Loss	-	(285)	-	43,349	4,306,356
Total Expenses	70,844	327,209	98,520	603,305	6,880,021

Net Loss from Operations	(70,844)	(327,209)	(98,520)	(603,305)	(6,880,021)

Other Items
Interest on PVT Loan	-	14,881	-	28,725	-
Other Income	-	-	-	-	-
Interest Expense	(243)	4	(304)	(553)	(87,349)

Net Loss before Tax	(71,087)	(312,325)	(98,824)	(575,133)	(6,967,370)
Income Tax	-	-	-	-	(6,418)
Net Loss	(71,087)	(312,325)	(98,824)	(575,133)	(6,973,788)

Other comprehensive income	(582)	4,538	(3,149)	3,299	121,797

Net Loss and Comprehensive Loss	$ (71,669)	$ (307,787)	$ (101,973)	$ (571,834)	$ (6,851,991)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.12)

Weighted Average
Number of Shares	57,501,222	53,414,792	57,420,146	52,174,874	57,838,179

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	-	-	-	1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription	-	-	-	-	-	-	(1,384,277)	-	-	(1,384,277)
Shares for services	500,000	500	169,500	-	-	-	-	-	-	170,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	326,276	-	326,276
Net loss	-	-	-	-	-	-	-	-	(277,592)	(277,592)
Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	-	-	-	-	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482	-	-	-	-	-	-	1,549,416
Shares Cancelled	(8,915,871)	(8,916)	-	-	-	-	-	-	-	(8,916)
Converted Share Equity	3,797,189	3,797	375,922	-	-	-	-	-	-	379,719
Shares Issued for Service	450,000	450	67,050	-	-	-	-	-	-	67,500
Warrant and Option expense	-	-	361,426	-	-	-	-	-	-	361,426
Share subscription	-	-	-	-	-	-	24,000	-	-	24,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(245,390)	-	(245,390)
Net loss	-	-	-	-	-	-	-	-	(852,453)	(852,453)
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	-	-	-	24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451	-	-	-	-	-	-	345,336
Cancelled share subscription	-	-	-	-	-	-	(24,000)	-	-	(24,000)
Shares Issued	16,257,258	16,257	1,596,613	-	-	-	-	-	-	1,612,870
Shares for services	2,873,332	2,873	103,509	-	-	-	-	-	-	106,382
Warrant and Option Expense	-	-	94,627	-	-	-	-	-	-	94,627
Share Subscription	-	-	-	-	-	-	32,000	-	-	32,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	54,006	-	54,006
Net loss	-	-	-	-	-	-	-	-	(2,939,535)	(2,939,535)
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription	-	-	-	-	-	-	(32,000)	-	-	(32,000)
Shares Issued	520,000	470	45,730	-	-	-	-	-	-	46,200
Shares for services	4,590,000	4,590	369,410	-	-	-	-	-	-	374,000
Warrant and Option Expense	-	-	20,780	-	-	-	-	-	-	10,777
Share Subscription	-	-	-	-	-	-	40,375	-	-	40,375
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(9,946)	-	(9,946)
Net loss	-	-	-	-	-	-	-	-	(2,588,400)	(2,578,397)
Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

Shares Issued	500,000	500	39,875	-	-	-	(40,375)	-	-	-
Warrant and Option Expense	-	-	14,768	-	-	-	-	-	-	14,768
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(3,149)	-	(3,149)
Net loss	-	-	-	-	-	-	-	-	(98,824)	(98,824)
Balance (deficiency) September 30, 2012	57,838,179	57,788	6,229,883	1,000,000	1,000	2,268,900	-	(310,587)	(8,665,297)	(418,313)

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Six Months	Six Months
	Ended	Ended	(Inception) to
	Sept 30	Sept 30	Sept 30
	2012	2011	2012
Operating Activities
Net (Loss)	$(98,824)	$(575,133)	$(6,973,788)
Adjustments to reconcile Net (Loss)
Shares issued for services	-	331,500	720,382
Warrants & option expenses	14,768	10,777	491,601
Loss on loan	-	-	1,763,837
Interest due to related parties	-	533	82,601
Wages accrued to director	37,534	38,439	321,475
Loss on fixed assets	-	-	2,500,000
Changes in Current Assets
(Increase)/Decrease in interest receivable	-	(27,920)	(196,580)
(Increase)/Decrease in prepaid expense	-	142,080	145

Changes in Current Liabilities
Increase/(Decrease) in accounts payable	11,672	23,807	3,215
Increase/(Decrease) in accrued liabilities	-	(10,000)	(70,419)

Net Cash Provided by Operating Activities	(34,850)	(65,897)	(1,357,531)

Investment Activities
Investment in Lassen	-	-	-
Solar Panel License	-	-	(230,000)
Loan to PVC	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	5,403	-	(12,331)
Due to Related Party	27,740	(27,310)	(89,943)
Security for Legal Costs PVT	-	7,734	-
Loans Payable	-	50,070	(706,578)
Loans Payable Converted to Shares	-	-	(18,456)
Performance Bond	-	15,171	-
Proceeds from Subscriptions Receivable	-	-	96,375
Conversion of Related Party Debts	-	-	(20,690)
Issuance of Preferred Shares	-	-	-

Proceeds from sale of Common Stock	-	14,200	2,022,682

Net Cash Provided by Financing Activities	33,142	59,865	1,271,058

Foreign Exchange	(3,149)	3,299	316,473

Change in cash and cash equivalents	(4,857)	(2,733)	(0.00)
Cash, Beginning of Period	4,857	3,162	-
Cash, End of Period	0	429	-

Supplemental Information:
Interest Paid	$304	$-	$6,897
Income Taxes Paid	$-	$-	$4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Share Subscriptions	$500,000	$-	$-
Services	$-	$-	$2,267,298
Warrants	$-	$-	$466,830
Conversion of notes payable	$-	$-	$1,082,590
Director's Debt	$-	$-	$800,000
Preferred stock issued in connection with in investment	$-	$-	$2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended September 30, 2012

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

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended March 31, 2012.

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

 The Company signed a letter of agreement in February, 2008 with Lassen Energy, Inc. to do a share exchange merger.  On November 28, 2008, the Company cancelled the merger agreement with Lassen and instead signed a licensing agreement with Lassen that gives the Company rights to their products in India, Canada, and Hawaii.  On September 3, 2010, the Company cancelled the licensing agreement with Lassen and signed a broader agreement with a company called Solarise Power Inc. (Solarise). Lassen, DBK, and Darry Boyd moved the entire Intellectual property (IP) pertaining to JIL Technology into Solarise and P2 solar owns 34% of Solarise.

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

3.

Bank Indebtedness

The company was $5,403 indebted to the Bank

4.

Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	Sept 2012	Sept 2011
Loans payable to a directors and officers of the company. The loans are unsecured, due on demand and non-interest bearing (2011 - 10%). It is expected that these loans will be repaid within the next 12 months.	28,762	4,015

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2011 - nil%).	169,958	89,296

Accrued Interest payable		6,534
	$ 198,720	$ 99,845
Less: Current portion	(198,720)	(99,845)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $nil (2011 - $10,852).

c) Salaries and benefits include $75,407 (2011 - $73,462) paid to a director and officer of the Company.

d) As at September 30, 2012, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

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

b) Share Issuances

There were 500,000 shares issued in the current quarter to two individuals

c) Share Subscriptions

There are no outstanding share subscriptions.

d) Warrants

No new warrants were issued for current quarter.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $20,780 and charged as warrants expense for the period ended September 30, 2012. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.57

Expected life (year)	4~5

Risk-free interest rate	0.19~ 0.25%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of June 30, 2012, as well as activity during the three months then ended:

	Warrants	Options
Balance June 30, 2012	1,420,000	200,000

Issued	0	0

Exercised & expired	0	0

Balance, September 30, 2012	1,420,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at September 30, 2012:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	350,000	0.42	.50
Warrants	0.25	1,070,000	0.25	2.5

Options	0.2	200,000	0.2	6.67

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

Background and Overview

P2 Solar, Inc., a Delaware has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of a solar power plant located in India, and Ontario, Canada.  The Company is currently a development stage company.

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

Results of Operation

As of September 30, 2012, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal period ended September 30, 2012 as compared to the fiscal period ended September 30, 2011.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the six months ended September 30, 2012. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal period ended September 30, 2012, the Company did not have any sales or generate any revenues.  As of September 30, 2012, the Company’s audited balance sheet reflects total assets of $7,236, as compared to total assets of $1,894,823 during the fiscal period ended September 30, 2011, a decrease of $1,887,587 or approximately 99.6%.  The decrease was primarily attributable to the fact that in February 2012, the Company signed a settlement agreement with Photo Violation Technologies; no funds were paid as a result of the settlement agreement.  As a result of the settlement agreement, the Company no longer classifies the claims against Photo Violation Technologies as an asset.

As of September 30, 2012, the Company’s audited balance sheet reflects total liabilities of $425,549.  The Company has bank indebtedness of $(5,403) and a deficit accumulated during the development stage of $8,665,297.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 19, 2012

 Title: Chief Executive Officer & Chief Financial Officer