Form 10-Q
period 2012-12-31
P2 Solar, Inc.
filed 2013-02-13
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

[  ]Yes   [ X ] No

As of February 14, 2013 the Issuer had 57,838,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECBMER 31, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-15

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ 4,857
Prepaid Assets	7,622	7,236
Performance Bond	-	-
Interest Receivable on Loan to PVT	-	-
Loan to PVT	-	-
Security for Legal Costs PVT	-	-

Total Current Assets	7,622	12,093

Long Term Assets
Solar Panel License	-	-

Total Assets	$ 7,622	$ 12,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness	5,103	$ -
Accounts Payable	93,236	88,385
Lassen License Payable	-	-
Accrued Liabilities	9,981	10,000
Loan Payable	111,370	111,370
Loan Payable (Debt converted adjusted)	-	-
Due to related Parties	232,336	133,447

Total Current Liabilities	452,025	343,202

Total Liabilities	452,025	343,202

Stockholders' Equity
Authorized:
500,000,000 Common Shares, with a par value $0.001,

5,000,000 preferred shares, with a par value $0.001,
Issued:		-
Common shares – 57,838,179	$ 57,788	57,228
Additional Paid-in Capital	6,229,883	6,175,240
Preferred Shares Issued :1,000,000
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share subscriptions	-	40,375
Other Comprehensive (Loss)	(306,866)	(307,438)
Deficit Accumulated during Development Stage	(8,695,108)	(8,566,473)

Total Stockholders' Equity	(444,403)	(331,109)

Total Liabilities and Stockholders' Equity	$ 7,623	$ 12,093

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars
Unaudited
	Three Months	Three Months	Nine Months	Nine Months	Since
	Ending	Ending	Ending	Ending	Inception
	Dec. 31	Dec. 31	Dec. 30	Dec. 30	Dec. 30
	2012	2011	2012	2011	2012

Income
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	43	2,409	43	115,462	173,090
Bank Charges	297	394	1001	1,409	7,675
Consulting Fees	0	24,077	-	264,208	919,039
Legal and Accounting	3,894	1,810	31,302	108,578	426,549
Rent	2,996	2,821	8,836	9,456	54,740
Salaries and benefits	18,693	18,310	56,227	56,749	340,168
Office and other	334	1,620	5,866	7,848	39,212
Telephone and Utilities	635	512	2,657	2,119	15,686
Travel and trade shows	2,534	7,817	7,246	37,162	128,833
Warrants & option expenses	0	0	14,768	10,777	491,601
Currency Exchange Loss (Gain)	106	(64)	106	5,892	6,604
Impairment Loss	0	1,763,153	-	1,806,502	4,306,356
Total Expenses	29,533	1,822,859	128,053	2,426,162	6,909,554

Net Loss from Operations	(29,533)	(1,822,859)	(128,053)	(2,426,162	(6,909,554)

Other Items
Interest on PVT Loan	-	28,725	-	-	-
Other Income	-	-	-	-	-
Interest Expense	(278)	107	(581)	(660)	(87,626)

Net Loss before Tax	(29,811)	(1,851,692)	(128,634)	(2,426,822)	(6,997,180
Income Tax	-	-	-	-	(6,418)
Net Loss	(29,811)	(1,851,692)	(128,634)	(2,426,822)	(7,003,598)

Other comprehensive income	3,721	(10.493)	572	(7,194)	125,518

Net Loss and Comprehensive Loss	$ (26,090)	$ (1,862,185)	$ (128,062)	$(2,434,016)	$ (6,878,080)

Basic and Diluted
(Loss) per Share	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.05)

Weighted Average
Number of Shares	57,838,179	56,766,168	57,559,997	53,710,870

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)

Balance (deficiency) March 31, 2008	20,447,614	20,447	1,092,740	-	-	-	1,384,277	$ (432,384)	$ (1,908,493)	156,588

Cancelled share subscription	-	-	-	-	-	-	(1,384,277)	-	-	(1,384,277)
Shares for services	500,000	500	169,500	-	-	-	-	-	-	170,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	326,276	-	326,276
Net loss	-	-	-	-	-	-	-	-	(277,592)	(277,592)
Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	-	-	-	-	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482	-	-	-	-	-	-	1,549,416
Shares Cancelled	(8,915,871)	(8,916)	-	-	-	-	-	-	-	(8,916)
Converted Share Equity	3,797,189	3,797	375,922	-	-	-	-	-	-	379,719
Shares Issued for Service	450,000	450	67,050	-	-	-	-	-	-	67,500
Warrant and Option expense	-	-	361,426	-	-	-	-	-	-	361,426
Share subscription	-	-	-	-	-	-	24,000	-	-	24,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(245,390)	-	(245,390)
Net loss	-	-	-	-	-	-	-	-	(852,453)	(852,453)
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571	-	-	-	24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451	-	-	-	-	-	-	345,336
Cancelled share subscription	-	-	-	-	-	-	(24,000)	-	-	(24,000)
Shares Issued	16,257,258	16,257	1,596,613	-	-	-	-	-	-	1,612,870
Shares for services	2,873,332	2,873	103,509	-	-	-	-	-	-	106,382
Warrant and Option Expense	-	-	94,627	-	-	-	-	-	-	94,627
Share Subscription	-	-	-	-	-	-	32,000	-	-	32,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	54,006	-	54,006
Net loss	-	-	-	-	-	-	-	-	(2,939,535)	(2,939,535)
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription	-	-	-	-	-	-	(32,000)	-	-	(32,000)
Shares Issued	520,000	470	45,730	-	-	-	-	-	-	46,200
Shares for services	4,590,000	4,590	369,410	-	-	-	-	-	-	374,000
Warrant and Option Expense	-	-	20,780	-	-	-	-	-	-	10,777
Share Subscription	-	-	-	-	-	-	40,375	-	-	40,375
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(9,946)	-	(9,946)
Net loss	-	-	-	-	-	-	-	-	(2,588,400)	(2,578,397)
Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

Shares Issued	500,000	500	39,875	-	-	-	(40,375)	-	-	-
Warrant and Option Expense	-	-	14,768	-	-	-	-	-	-	14,768
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	572	-	572
Net loss	-	-	-	-	-	-	-	-	(128,634)	(128,634)
Balance (deficiency) December 31, 2012	57,838,179	57,788	6,229,883	1,000,000	1,000	2,268,900	-	(306,866)	(8,695,108)	(444,403)

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Cash Flows
Expressed in U.S Dollars
Unaudited
	Nine Months	Nine Months
	Ended	Ended	(Inception) to
	Dec. 31	Dec. 31	Dec. 31
	2012	2011	2012
Operating Activities
Net (Loss)	$(128,634)	$(2,426,822)	$(7,003,598)
Adjustments to reconcile Net (Loss)
Shares issued for services	-	359,000	720,382
Warrants & option expenses	14,768	10,777	491,601
Loss on loan	-	1,763,837	1,763,837
Interest due to related parties	-	662	82,601
Wages accrued to director	56,227	56,749	340,168
Loss on fixed assets	-	0	2,500,000
Changes in Current Assets
(Increase)/Decrease in interest receivable	-	-	(196,580)
(Increase)/Decrease in prepaid expense	(386)	142,080	(241)

Changes in Current Liabilities
Increase/(Decrease) in accounts payable	4,851	24,552	(3,606)
Increase/(Decrease) in accrued liabilities	(19)	10,000	(70,438)

Net Cash Provided by Operating Activities	(53,193)	79,165	(1,375,874)

Investment Activities
Investment in Lassen	-	-	-
Solar Panel License	-	-	(230,000)
Loan to PVC	-	-	-
Net Cash (Used) by Investment Activities	-	-	(230,000)

Financing Activities
Bank Indebtedness	5,103	-	(12,631)
Due to Related Party	42,662	(19,118)	(75,021)
Security for Legal Costs PVT	-	3,415	-
Loans Payable	-	70,570	(706,578)
Loans Payable Converted to Shares	-	-	(18,456)
Performance Bond	-	15,171	-
Proceeds from Subscriptions Receivable	-	-	96,375
Conversion of Related Party Debts	-	-	(20,690)
Issuance of Preferred Shares	-	-	-

Proceeds from sale of Common Stock	-	14,200	2,022,682

Net Cash Provided by Financing Activities	47,765	84,238	1,285,681

Foreign Exchange	572	(7,194)	320,194

Change in cash and cash equivalents	(4,857)	(2,122)	0
Cash, Beginning of Period	4,857	3,162	-
Cash, End of Period	0	1,040	-

Supplemental Information:		-
Interest Paid	581	-	$7,174
Income Taxes Paid	-	-	$4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Share Subscriptions	$-	$-	$-
Services	$-	$-	$2,267,298
Warrants	$-	$-	$466,830
Conversion of notes payable	$-	$-	$1,082,590
Director's Debt	$-	$-	$800,000
Preferred stock issued in connection with in investment	$-	$-	$2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Interim Financial Statements

For the Six Months Ended December 31, 2012

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

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A.. Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from the Natco International Inc. to P2 Solar, Inc. The Company is in the development stage and has had no revenue since inception.

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

The company had signed two Option Agreements in Bulgaria to purchase Solar projects.  First project was 7.3 MW located in South western Part of Bulgaria and the second project is 14.35 MW located in North Eastern part of Bulgaria.  The company did its due-diligence on both projects; both project did not meet our due diligence standards so the projects was abandoned.  The company is actively working with groups in India and Canada to acquire projects in those countries.

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

3.

Bank Indebtedness

The company was $5,103 indebted to the Bank

4.

Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	Dec. 2012	Dec. 2011

Loans payable to a directors and officers of the company. The loans are unsecured, due on demand and non-interest bearing (2011 - 10%). It is expected that these loans will be repaid within the next 12 months.	45,568	7,504

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2011 - nil%).	186,768	112,006
Accrued Interest payable	-	6,945
	$ 232,336	126,455
Less: Current portion	(232,336)	(126,455)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $nil (2011 - $660).

c) Salaries and benefits include $56,227 (2011 - $56,749) paid to a director and officer of the Company.

d) As at December 31, 2012, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

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

b) Share Issuances

There were no shares issued in the current quarter.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $20,780 and charged as warrants expense for the period ended September 30, 2012. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.57

Expected life (year)	4~5

Risk-free interest rate	0.19~ 0.25%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of December 31, 2012, as well as activity during the three months then ended:

	Warrants	Options
Balance September 30, 2012	1,420,000	200,000

Issued	0	0

Exercised & expired	0	0

Balance, December 31, 2012	1,420,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at December 31, 2012:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	350,000	0.42	.50
Warrants	0.25	1,070,000	0.25	2.5

Options	0.2	200,000	0.2	6.67

f) Debt Conversion

No debit conversion in this period.

6.

Other Significant and Subsequent Events

There are no other current or subsequent events to report.

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

Background and Overview

P2 Solar, Inc., a Delaware has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on: i) solar panel technology; and ii) the potential construction of solar power plants located in India, and Ontario, Canada.  The Company is currently a development stage company.

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

During the fiscal period ending December 31, 2012, and the subsequent twelve months, the Company anticipates that it will continue to pursue the development of the solar power plant in India, Ontario, and other parts of the world.  Additionally, the Company will work towards the development and commercialization of the hybrid solar panel containing JIL Technology.

Results of Operation

As of December 31, 2012, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal period ended December 31, 2012 as compared to the fiscal period ended December 31, 2011.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the nine months ended December 31, 2012. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal period ended December 31, 2012, the Company did not have any sales or generate any revenues.  As of December 31, 2012, the Company’s balance sheet reflects total assets of $7,622, as compared to total assets of $107,996 during the fiscal period ended December 31, 2011, a decrease of $100,374 or approximately 92.9%.  The decrease was primarily attributable to the fact that in February 2012, the Company signed a settlement agreement with Photo Violation Technologies; no funds were paid as a result of the settlement agreement but $99,720 that was paid to the court as security was returned to the company and money was spent as working capital..

As of December 31, 2012, the Company’s balance sheet reflects total liabilities of $452,025.  The Company has bank indebtedness of $5,103 and a deficit accumulated during the development stage of $8,695,108.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February 13, 2013

Title: Chief Executive Officer & Chief Financial Officer