Form 10-K
period 2013-03-31
P2 Solar, Inc.
filed 2013-07-02
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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

As of June 7, 2013, the Company had 59,613,179 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Organizational Development

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, “P2” or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in India and Canada.

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

Business of the Company

As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in Canada, and India.  The Company is currently a development stage company.

Canada

On March 1, 2013, Canada Ticket, Inc., (“CanadaTicket”) a Canadian company, engaged the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of CanadaTicket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with CanadaTicket is for approximately $158,900 and we expect to install and commission the PV System in the summer of 2013.  The contract is payable in two installments, 50% upfront (already paid) and 50% at completion. Once installed, CanadaTicket will assume ownership of the PV System, but the Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  We anticipate that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself will be notable as we estimate it will be the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

India

During the fiscal year ended March 31, 2013, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail in the Subsequent Event section below, subsequent to our year end, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects and, as of the date of this Form 10-K, is negotiating with the Indian government officials to acquire an additional solar project as well.

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

Subsequent Events

As of March 31, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacture of solar panels utilizing a technology referred to as the JIL Technology (the “JIL Technology”).  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

Subsequent to the period ended March 31, 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-K is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 700 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Rajgarh located in Ludhiana, Punjab, India

(ii)

 Construction of an additional 500 kilowatt project a few kilometers downstream from the 700 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Tibba located in Ludhiana, Punjab, India

(iii)

 1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of the project which we anticipate will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  We do not anticipate any technology risks.  Based on current timelines, P2 will commission the solar project in India during the fourth quarter of 2013.  The hydro project has a longer build time, of approximately 10 months; accordingly we anticipate that it will be operational spring of 2014.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

 PROPERTIES.

Our principal office is located at Unit 204, 13569 – 76 Avenue, Surrey, British Columbia, Canada, V3W 2W3.  As of September 1, 2007 the Company has leased offices at #204, 13569 - 76th Avenue, Surrey, BC, Canada.  Total space is 750 square feet for total rent of $1000.00 per month.  The lease for the Company’s principal office lease will expire on August 31, 2013.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2011	HIGH	LOW
Quarter Ended March 31	$0.15	$0.06
Quarter Ended June 30	$0.15	$0.06
Quarter Ended September 30	$0.29	$0.08
Quarter Ended December 31	$0.10	$0.05

2012	HIGH	LOW

Quarter Ended March 31	$0.15	$0.06
Quarter Ended June 30	$0.07	$0.03
Quarter Ended September 30	$0.04	$0.012
Quarter Ended December 31	$0.02	$0.003

2013	HIGH	LOW
Quarter Ended March 31	$0.027	$0.12

Holders.

As of March 31, 2013 there were 57,113,179 shares of common stock issued and outstanding and approximately 63 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2013 or 2012.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Background and Overview

P2 Solar, Inc., a Delaware has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in India, and Canada.  The Company is currently a development stage company.

As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in Canada, and India.  The Company is currently a development stage company.

Canada

On March 1, 2013, Canada Ticket, Inc., (“CanadaTicket”) a Canadian company, the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of CanadaTicket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with CanadaTicket is for approximately $158,900 and we expect to install and commission the PV System in the summer of 2013.  The contract is payable in two installments, 50% upfront (already paid) and 50% at completion. Once installed, CanadaTicket will assume ownership of the PV System, but the Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  We anticipate that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself will be notable as we estimate it will be the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

India

During the fiscal year ended March 31, 2013, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail in the Subsequent Event section below, subsequent to our year end the Company, through an affiliated entity, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects and, as of the date of this Form 10-K, is negotiating with the Indian government officials to acquire an additional solar project as well.

Subsequent Events

As of March 31, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacture of solar panels utilizing a technology referred to as the JIL Technology (the “JIL Technology”).  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

Subsequent to the period ended March 31, 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-K is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 700 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Rajgarh located in Ludhiana, Punjab, India

(ii)

Construction of an additional 500 kilowatt project a few kilometers downstream from the 700 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Tibba located in Ludhiana, Punjab, India

(iii)

 1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of the project which we anticipate will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  We do not anticipate any technology risks.  Based on current timelines, P2 will commission the solar project in India during the fourth quarter of 2013.  The hydro project has a longer build time, of approximately 10 months; accordingly we anticipate that it will be operational spring of 2014.

Results of Operation

As of March 31, 2013, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the twelve months ended March 31, 2013. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

During the fiscal year ended March 31, 2013, the Company did not have any sales or generate any revenues.  As of March 31, 2013, the Company’s audited balance sheet reflects total assets of $75,154, as compared to total assets of $12,093 during the fiscal year ended March 31, 2012, an increase of $63,061 or approximately 521%.  The increase was primarily attributable to the fact that in March 2013, the Company acquired two hydro projects and thereby experienced a slight increase in its assets for the fiscal year ended March 31, 2013, as compared to the fiscal year ended March 31, 2012.

As of March 31, 2013, the Company’s audited balance sheet reflects total liabilities of $576,597.  The Company has cash on hand of $2,894 and a deficit accumulated during the development stage of $8,747,418.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the funds necessary to proceed with the development of a power plant in India. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  The Langley project that is being built for a client will be paid for that client and will also provide first income for the company. Currently, our estimated fixed costs at this time are approximately $5500 per month; that figure includes $1000 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5500 per month to cover operating expenses, and additional funds to cover expenses of the two acquired projects in India to establish the two power plants.

The Company estimates that the total aggregate costs for the construction of the two hydro projects will be approximately $3.7 million dollars.  The hydro project in Rajgarh located in Ludhiana, Punjab, India is estimated to cost $2.2 million and the hydro project in Tibba located in Ludhiana, Punjab, India Tibba $1.5 million.   The Company anticipates that it will attempt to raise the money from local individual investors by selling convertible preferred shares.  We are currently working on the terms of the preferred shares. Furthermore, we have had preliminary discussions with a number of groups regarding the financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.

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

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm	11

Balance Sheets	12-13

Statements of Operations And Comprehensive Income	14-15

Statements of Stockholders Equity	16-17

Statements of Cash Flows	18-19

Notes to Financial Statements	20-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of P2 Solar, Inc.

We have audited the accompanying balance sheets of P2 Solar, Inc. (a development stage Company) (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2013 and for the period since inception through March 31, 2013. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. (a development stage Company) as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013 and for the period since inception through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

June 27, 2013

P2 Solar Inc.
Balance Sheet
Expressed in U.S Dollars
	March 31, 2013	March 31, 2012
	(Audited)	(Audited)

ASSETS

Current Assets
Cash	2,894	4,857
Prepaid Assets	7,236	7,236

Total Current Assets	10,130	12,093

Long Term Assets
Hydro Projects	65,024	-

Total Assets	75,154	$ 12,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	91,188	88,385
Unearned Income	80,721	-
Accrued Liabilities	17,839	10,000
Loan Payable	121,370	111,370
Due to Related Parties	265,479	133,447

Total Current Liabilities	576,597	343,202

Total Liabilities	576,597	343,202

Stockholders' Equity

Authorized:
500,000,000 Common Shares, with a par value $0.001,
5,000,000 preferred shares with a par value $0.001
Issued:
Common shares - issued	$ 57,288	$ 57,288
Additional Paid-in Capital	6,229,883	6,175,240
Preferred Shares Issued :
Paid in Capital	1,000	1,000
Additional Paid in Capital Preferred Shares	2,268,900	2,268,900
Share Subscriptions	-	40,375
Other Comprehensive Income (Loss)	(311,596)	(307,438)
Deficit Accumulated during Development Stage	(8,747,418)	(8,566,473)

Total Stockholders' Equity	(501,443)	(331,109)

Total Liabilities and Stockholders' Equity	75,154	$ 12,093

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Operations
Expressed in U.S Dollars

	Twelve Months Ending	Twelve Months Ending	Since Inception
	March 31,	March 31,	March 31,
	2013	2012	2013

Income
Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	$ -	$ -	$ -

Operating Expenses
Advertising and Promotion	2,079	115,566	175,126
Bank Charges	1,442	1,788	8,116
Consulting Fees	-	304,091	919,039
Legal and Accounting	47,663	183,337	442,910
Rent	11,840	12,340	57,744
Salaries and Benefits	74,974	75,407	358,915
Office and Other	10,090	10,622	43,436
Telephone and Utilities	3,383	2,794	16,412
Travel and Trade Shows	13,660	48,460	135,247
Warrants & Option Expenses	14,768	20,780	491,601
Currency Exchange Loss (Gain)	270	6,222	6,768
Impairment Loss	-	1,806,356	4,306,356
Total Expenses	180,169	2,587,763	6,961,670
			-
Net Loss from Operations	(180,169)	(2,587,763)	(6,961,670)

Other Items
Interest Expense	(776)	(637)	(87,821)
	(776)	$ (637)	$ (87,821)

Net Loss before Tax	(180,945)	(2,588,400)	(7,049,491)

Income Tax	-	-	(6,418)

Net Loss	(180,945)	(2,588,400)	(7,055,909)
			-
Other Comprehensive Income	(4,158)	(9,946)	120,788

Net Loss and Comprehensive loss	$ (185,103)	$ (2,598,346)	$ (6,935,121)

Basic and Diluted
(Loss) per Share	(0.00)	$ (0.05)	$ (0.12)

Weighted Average
Number of Shares	57,628,590	54,538,932	57,838,179

The accompanying notes are an integral part of these statements

P2 Solar Inc.
Statements of Shareholders Equity
Expressed in U.S Dollars

	Common	Common	Additional	Preferred	Preferred	Additional	Shares	Other	Deficit	Total
	Shares	Shares	Paid-In	Shares	Shares	Paid-In	Subscribed	Comprehensive
	(Number)	(Amount)	Capital	(Number)	(Amount)	Capital		Income (Loss)
Balance (deficiency) March 31, 2009	36,881,817	36,881	2,795,722	$			$0	$ (106,108)	(2,186,085)	540,410

Shares Issued	15,934,203	15,934	1,533,482							1,549,416
Shares Cancelled	(8,915,871)	(8,916)								(8,916)
Converted Share Equity	3,797,189	3,797	375,922							379,719
Shares Issued for Service	450,000	450	67,050							67,500
Warrant and Option expense			361,426							361,426
Share subscription							24,000			24,000
Change in foreign currency translation adjustment								(245,390)		(245,390)
Net loss									(852,453)	(852,453)
										-
Balance (deficiency) Mar.31, 2010	33,097,589	33,097	3,944,571				24,000	(351,498)	(3,038,538)	611,632

Shares Issued	884,454	885	344,451							345,336
Cancelled share subscription							(24,000)			(24,000)
Shares Issued	16,257,258	16,257	1,596,613							1,612,870
Shares for services	2,873,332	2,873	103,509							106,382
Warrant and Option Expense			94,627							94,627
Share Subscription							32,000			32,000
Change in foreign currency translation adjustment								54,006		54,006

Net loss									(2,939,535)	(2,939,535)
										-
Balance (deficiency) March 31, 2011	52,228,179	52,228	5,739,320	1,000,000	1,000	2,268,900	32,000	(297,492)	(5,978,073)	1,817,883

Cancelled share subscription							(32,000)			(32,000)
Shares Issued	520,000	470	45,730							46,200
Shares for services	4,590,000	4,590	369,410							374,000
Warrant and Option Expense			20,780							20,780
Share Subscription							40,375			40,375
Change in foreign currency translation adjustment								(9,946)		(9,946)
Net loss									(2,588,400)	(2,588,400)

Balance (deficiency) March 31, 2012	57,338,179	57,288	6,175,240	1,000,000	1,000	2,268,900	40,375	(307,438)	(8,566,473)	(331,109)

Cancelled share subscription							(40,375)			(40,375)
Shares Issued	500,000	500	39,875							40,375
Shares for services
Warrant and Option Expense			14,768							14,768
Share Subscription
Change in foreign currency translation adjustment								(4,158)		(4,158)
Net loss									(180,945)	(180,945)

Balance (deficiency) March 31, 2013	57,838,179	57,788	6,229,883	1,000,000	1,000	2,268,900		(311,596)	(8,747,418)	(501,443)
The accompanying notes are an integral part of these statements

P2SOLAR
Statement of Cash Flows
Expressed in U.S Dollars

	Twelve Months Ended	Twelve Months Ended	(Inception) to
	31-Mar	31-Mar	31-Mar
	2013	2012	2013
Operating Activities
Net (Loss)	(180,945)	$ (2,588,400)	$ (7,055,909)
Adjustments to reconcile Net (Loss)
Common Stock issued for Services		374,000	720,382
Warrants & Option Expenses	14,768	20,780	491,601
Loss on Loan		1,763,837	1,763,837
Interest Due to Related Parties		658	82,601
Wages Accrued to Director	74,974	75,407	358,915
Loss on Fixed Assets		-	2,500,000
Changes in Current Assets
(Increase)/Decrease in Accounts Receivable
Interest Receivable		-	(196,580)
Prepaid expense		142,080	145

Changes in Current Liabilities
Increase/(Decrease) in Accounts Payable	2,804	10,609	(5,653)
Increase/(Decrease) in Accrued Liabilities	7,839		(62,580)
Increase/(Decrease) in Deferred Income	80,721		80,721
Net Cash Provided by Operating Activities	160	(201,030)	(1,322,521)

Investment Activities
Investment in Hydro Projects	(65,024)	-	65,024
Solar Panel License		-	(230,000)
Loan to PVC		-	-
Net Cash (Used) by Investment Activities	(65,024)	-	(295,024)

Financing Activities
Bank Indebtedness		-	(17,734)
Due to Related party	57,058	(30,780)	(60,624)
Security for Legal Costs PVT		(103,135)	-
Loans Payable	10,000	70,570	(696,578)
Loans Payable Converted to Shares		,	(18,456)
Performance Bond	-	15,171	-

Proceeds from Subscriptions Receivable	-	40,375	96,375
Conversion of Related Party Debts		-	(20,690)
Issuance of Preferred Shares		-	-
Proceeds from sale of Common Stock	-	14,200	2,022,682

Net Cash Provided by Financing Activities	67,058	212,671	1,304,975

Foreign Exchange	(4,158)	(9,946)	315,464

Change in cash and cash equivalents	(1,963)	1,695	2,894

Cash, Beginning of Period	4,857	3,162	-

Cash, End of Period	2,894	$ 4,857	$2,894

Supplemental Information:
Interest Paid	776	20	$7,369
Income Taxes Paid		-	$4,386

Non-cash investing and financing activities
Common stock issued in connection with:
Services		374,000	$ 2,267,298
Warrants		$ 20,780	$ 476,833
Conversion of notes payable			$ 1,082,590
Director's Debt			$ 800,000
Preferred stock issued in connection with investment			$ 2,269,900

The accompanying notes are an integral part of these statements

P2 Solar, Inc.

Development Stage Company

Notes to Financial Statements

March 31, 2013 and 2012

Expressed in US Dollars

1.

Nature of Operations and Going Concern

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from the Natco International Inc. to P2 Solar, Inc. The Company is in the development stage and has had no revenue since inception.  The Company’s current business operations are focused on the construction of solar and hydro power plants located in Canada, and India.  The Company is currently a development stage company.

On March 1, 2013, Canada Ticket, Inc., (“CanadaTicket”) a Canadian company, the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of CanadaTicket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with CanadaTicket is for approximately $158,900 and we expect to install and commission the PV System in the summer of 2013.  The contract is payable in two installments, 50% upfront (already paid) and 50% at completion. Once installed, CanadaTicket will assume ownership of the PV System, but the Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  We anticipate that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself will be notable as we estimate it will be the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

During the fiscal year ended March 31, 2013, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro and one solar project that we believed were worth pursuing. Subsequent to our year end the Company has purchased both hydro projects and is negotiating with the Indian government officials to acquire the solar project additional as well.  Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 700 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

(ii)

Construction of an additional 500 kilowatt project a few kilometers downstream from the 700 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

(iii)

1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of the project which we anticipate will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  We do not anticipate any technology risks.  Based on current timelines, P2 will commission the solar project in India during the fourth quarter of 2013.  The hydro project has a longer build time, of approximately 10 months; accordingly we anticipate that it will be operational spring of 2014.

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

n) Loss Per Share

The company computes net loss per common share using ASC Topic 260 "Earnings Per Share" guidance. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2013 and 2012. Because the company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share, is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

o) Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. Payments under operating leases are expensed as incurred.

p) Segmented Reporting

ASC Topic 280 "Segment Reporting", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services and entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company's sales are generated in one geographical area, Canada. All revenues consist of interest earned on investment.

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

 In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

On September 29, 2010, the Company, Lassen, DBK Corp., and Boyd entered into an Agreement pursuant to which the parties agreed to terminate the License Agreement and each of the parties’ respective obligations under the License Agreement. Specifically, all of the licenses granted under the License Agreement were terminated and P2 Solar’s financial obligations under the License Agreement were terminated. The agreed upon effective date of the License Termination Agreement was September 1, 2010

As of March 31, 2011 the Company believes the Investment in Solarise to be fully impaired.  Subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

4.

Bank Indebtedness

There is no Bank Indebtedness.

5.

Related Party Transactions

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a) Amounts due to related parties are as follows:

	2013	2012

Loans payable to a directors and officers of the company. The loans are unsecured, due on demand and non-interest bearing (2012 – nil%). It is expected that these loans will be repaid within the next 12 months.	57,665	2,079

Wages and bonus payable to a director and officer of the company. This liability is unsecured, due on demand and non-interest bearing (2012 - nil%).	207,813	131,368

	265,479	$ 133,447
Less: Current portion	(265,479)	(133,447)
Long-term portion	$ -	$ -

b) Interest expense on amounts due to directors and an officer was $nil (2012 - nil).

c) Salaries and benefits include $76,445 (2012 - $75,407) paid to a director and officer of the Company.

d) As at March 31, 2013, a director and officer of the Company held approximately 27.61% of the issued and outstanding shares of the Company.

6.

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

b) Share Issuances

During the current period, the company issued a total of 500,000 common shares from the treasury to two individuals from subscription received in last fiscal year.

c) Share Subscriptions

At March 31, 2013 there were no outstanding share subscriptions

d) Warrants

No new warrants were issued in this period. 80,000 warrants issued in conjunction with private placements in 2010 expired on March 2013 and further 270,000 warrants expired subsequent to the yearend in April 2013.

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

Under the Black-Scholes pricing model, the fair value of the warrants as of the issuance date was calculated to be $14,768 and $20,780 and charged as warrants expense for the period ended March 31, 2013 and 2012, respectively. The fair value of each option granted is estimated at the respective grant date using the

Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Warrants & options
Expected volatility	1.57

Expected life (year)	4~5

Risk-free interest rate	0.19~ 0.25%

Dividend yield	-

The following table summarizes stock options and warrants outstanding as of March 31, 2013, as well as activity during the twelve months then ended:

	Warrants	Options
Balance, March 31, 2012	1,804,454	200,000

Issued	0	0

Exercised & expired	464,454	0

Balance, March 31, 2013	1,340,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at March 31, 2013:

	Exercise Price	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	0.42	270,000	0.42	0.1
Warrants	0.25	1,070,000	0.25	1.9

Options	0.2	200,000	0.2	6.60

f) Debt Conversion

No debit conversion in this period

7.

Income Taxes

The Company has accumulated net operating losses for federal income tax purposes of approximately $1,313,952, which may be carried forward and used to reduce taxable income of future years. These losses expire as follows:

2020	$180,000

2021	117,000
2022	135,000
2023	141,000
2024	97,000
2025	109,000
2026	138,000
2027	29,000
2028	14,000
2029	119,000
2030	89,000
2031	103,000
2032	42,952
$1,313,952

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

8.

Commitments

As of September 1, 2007 the company has leased offices at #204, 13569 - 76th Avenue, Surrey, BC, Canada. Total space is 750 square feet for total rent of $1,000.00 per month. This lease will expire on August 31, 2013.

9.

Unearned Income

During the quarter the company was engaged to undertake the construction of a 53 KWp solar PV facility for a company based in Canada.  The customer advanced $79,450 to us during the quarter and the company has recorded this amount as Unearned Revenue as the project will be undertaken in a subsequent quarter and hence the revenue has not yet been earned.  We will record the revenue on a percentage of completion basis, but we expect the project to be undertaken and completed in July, 2013 and hence to report all the revenue in that quarter.

10.

Other Significant events

On June 15, 2012, 384,454 warrants exercisable at $0.42 expired.

On March 15, 2012, 80,000 warrants exercisable at $0.42 expired.

On March 3, 2013, company took a deposit of $79,450 from Canada Ticket of Langley BC to build a 53kWh solar Power Plant on their roof.

11.

Subsequent Events

In April 2013 further 270,000 warrants exercisable at $0.42 have expired

On April 15, 2013, the company signed an agreement with Capital Group Communications for 12 months of IR work.

On April 15, 2013, the Company signed an agreement with Lagoon Labs LLC for 12 months of IR work.

On May 28, 2013, the Company issued 2,500,000 shares to Capital Group Communications (2,000,000 shares) and Lagoon Labs LLC (500,000 shares) for their service.

As of March 31, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacture of solar panels utilizing a technology referred to as the JIL Technology (the “JIL Technology”).  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

Subsequent to the period ended March 31, 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-K is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 700 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Rajgarh located in Ludhiana, Punjab, India

(ii)

 Construction of an additional 500 kilowatt project a few kilometers downstream from the 700 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $16,000)

•

Location: Sidhwan irrigation canal in Tibba located in Ludhiana, Punjab, India

(iii)

 1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of the project which we anticipate will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  We do not anticipate any technology risks.  Based on current timelines, P2 will commission the solar project in India during the fourth quarter of 2013.  The hydro project has a longer build time, of approximately 10 months; accordingly we anticipate that it will be operational spring of 2014.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2013, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2013, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position
Raj-Mohinder S. Gurm	53	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director
Hans Edblad	47	Director
Stephen Sleigh	59	Director

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

Hans Edblad.  Hans Edblad is 47years old. In addition to serving as a director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Stephen Sleigh.  Stephen Sleigh is 59years old currently serves as a director of the Company.  Since 2001, Mr. Sleigh has been a Certified General Accountant.  In addition to serving as a director of the Company, Mr. Sleigh has worked as the Controller for Zodiac Hurricane Technologies, Inc., (“Zodiac”) a French owned boat builder since 2001.  As the Controller, Mr. Sleigh handles all maters of accounting for Zodiac, including accounts payable, accounts receivable, and monitoring the company’s capital assets, as well as assisting with the development and maintenance of the company’s budgets.  Mr. Sleigh has a BSc., MSc., and a PhD in Chemistry from the University of Manchester, UK.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2012 2011 2010	75,407 73,462 68,563	-- -- --	-- -- --	0 0 0	-- -- --	-- -- --	-- -- --	73,462 68,563 59,367

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2013:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm(1) 3718 91st Avenue Surrey, BC, Canada V3V 7X1	15,527,975 Common	27.19%(2)
$.001 Par Value Common Stock	Stephen Sleigh(1) 1330 Harwood St. Suite 1907 Vancouver, BC. Canada V6E 1S8	0	0% (2)
$.001 Par Value Common Stock	Hans Edblad(1) 20 Sara Lane Cold Stream, BC, Canada	234,907	0.41% (2)
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	15,762,882	27.61%

(1) Director or Officer of Company

(2)Percentages are calculated based on 57,113,179 shares outstanding as of March 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of March 31, 2013, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake & Associates, CPA’s LLC for audit and review of the Company's financial statements were $23,250 for the fiscal year ended March 31, 2013, and $23,250 for the fiscal year ended March 31, 2012.

Audit Related Fees

(2)

Lake & Associates, CPA’s LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2013 and 2012.

Tax Fees

(3)

The aggregate fees billed by Lake & Associates, CPA’s LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2013 and 2012.

All Other Fees

 (4)

Lake & Associates, CPA’s LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2013 and 2012.

Audit Committee’s Pre-approval Policies and Procedures

(5)

P2 Solar, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

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

Date:  July 1, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  July 1, 2013

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  July 1, 2013