Form 10-Q
period 2013-06-30
P2 Solar, Inc.
filed 2013-09-06
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-91190

P2 SOLAR, INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Suite 250, 2411 160th Street Surrey, British Columbia, Canada, V3S 0C8
(Address of principal executive offices)
(778) 371-3571
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

[ ]Yes    [ X ] No

As of August 29, 2013 the Issuer had 60,338,179 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2013 and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Stockholders’ Equity (Deficit)	7-8

Statements of Cash Flows	9-10

Notes to Unaudited Financial Statements	11-15

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Current
Cash	$ 576	$ 2,894
Receivables	24,919	26,221
Prepaid expenses	7,210	7,236
Costs on uncompleted contract (Note 5)	128,550	-

	161,255	36,351

Hydro projects (Note 6)	103,006	65,024

	$ 264,261	$ 101,375

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable	$ 124,644	$ 117,409
Unearned income (Note 5)	151,605	80,721
Accrued liabilities	2,279	17,839
Loan payable	178,418	121,370
Due to related parties (Note 3)	315,245	265,479

	772,191	602,818

Shareholders' equity (deficiency)
Capital stock
Authorized
500,000,000 common shares, with a par value of $0.001
5,000,000 preferred shares, with a par value of $0.001
Issued
60,338,179 (March 31, 2013 – 57,838,179) common shares	60,288	57,788
Additional paid-in capital	6,327,383	6,229,883
1,000,000 (March 31, 2013 – 1,000,000) preferred shares issued	1,000	1,000
Additional paid in capital preferred shares	2,268,900	2,268,900
Other comprehensive loss	(280,834)	(311,596)
Deficit accumulated during the development stage	(8,884,667)	(8,747,418)

	(507,930)	(501,443)

	$ 264,261	$ 101,375

The accompanying notes are an integral part of these interim condensed financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative Period From Inception to June 30, 2013

EXPENSES
Advertising and promotion	$ 1,187	$ -	$ 175,126
Bank charges	435	437	8,551
Consulting fees (Note 4)	100,000	-	1,019,039
Legal and accounting	12,743	1,987	455,653
Rent	2,931	2,925	60,675
Salaries and benefits (Note 3)	18,289	18,910	377,204
Office and other	1,026	359	44,462
Telephone and utilities	606	540	17,018
Travel and trade shows	59	2,518	135,306
Warrants and option expenses	-	-	491,601
Foreign exchange loss (gain)	(27)	-	6,741
Impairment loss	-	-	4,306,356

	137,249	27,676	7,097,732

Loss from operations	(137,249)	(27,676)	(7,097,732)

OTHER ITEMS
Interest expense	-	(61)	(87,821)

Loss before income tax	(137,249)	(27,737)	(7,185,553)

Income tax	-	-	(6,418)

Net loss	(137,249)	(27,737)	(7,191,971)

Other comprehensive income (loss)	30,762	(2,567)	151,550

Net loss and comprehensive loss	$ (106,487)	$ (30,304)	$ (7,040,421)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding (basic and diluted)	57,628,590	57,338,179

The accompanying notes are an integral part of these interim condensed financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIENCY)

(Expressed in U.S. dollars)

(Unaudited)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Preferred Shares (Number)	Preferred Shares (Amount)	Additional Paid-In Capital	Treasury Stock Preferred Shares (Number)	Treasury Stock Preferred Shares (Amount)	Other Comprehensive Income (Loss)	Deficit	Total

Balance (deficiency) March 31, 2013	57,838,179	$ 57,788	$ 6,229,883	1,000,000	$ 1,000	$ 2,268,900	-	$ -	$ (311,596)	$ (8,747,418)	$ (501,443)

Shares issued for services	2,500,000	2,500	97,500	-	-	-	-	-	-	-	100,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	-	30,762	-	30,762
Repurchase of treasury shares (Note 6)	-	-	-	-	-	-	(1,000,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(137,249)	(137,249)

Balance (deficiency) June 30, 2013	60,338,179	$ 60,288	$ 6,327,383	1,000,000	$ 1,000	$ 2,268,900	(1,000,000)	$ -	$ (280,834)	$ (8,884,667)	$ (507,930)

The accompanying notes are an integral part of these interim condensed financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative Period From Inception to June 30, 2013

OPERATING ACTIVITIES
Net loss	$ (137,249)	$ (27,737)	$ (7,191,971)
Adjustments to reconcile net loss:
Shares issued for services	100,000	-	820,382
Warrants and option expenses	-	-	491,601
Loss on loan	-	-	1,763,837

Interest due to related parties	-	-	82,601
Wages accrued to director	18,303	18,910	377,218
Loss on fixed assets	-	-	2,500,000
Changes in current assets:
Increase in interest receivable	-	-	(196,580)
Decrease in prepaid expense	-	-	145
Increase in costs on uncompleted contract	(128,550)	-	(128,550)

Changes in current liabilities
Increase in accounts payable	8,537	2,274	1,696
Decrease in accrued liabilities	(15,560)	-	(78,140)
Increase in unearned activities	76,064	-	156,785

Net cash provided by operating activities	(78,455)	(6,553)	(1,400,976)

INVESTING ACTIVITIES
Investment in Hydro project	(34,195)	-	(99,219)
Solar panel license	-	-	(230,000)

Net cash used by investment activities	(34,195)	-	(329,219)

FINANCING ACTIVITIES
Bank indebtedness	-	3,697	(17,734)
Due to related party	48,225	-	(12,399)
Loans payable	57,048	445	(639,530)
Loans payable converted to shares	-	-	(18,456)
Proceeds from subscriptions receivable	-	-	96,375
Conversion of related party debts	-	-	(20,690)
Proceeds from sale of common stock	-	-	2,022,682

Net cash provided by financing activities	105,273	4,142	1,410,248

Foreign exchange	5,059	(2,446)	320,523

Change in cash and cash equivalents	(2,318)	(4,857)	576
Cash, beginning of period	2,894	4,857	-

Cash, end of period	$ 576	$ -	$ 576

The accompanying notes are an integral part of these interim condensed financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative Period From Inception to June 30, 2013

Supplemental information:
Interest paid	$ -	$ -	$ 7,369
Income taxes paid	-	-	4,386

Non-cash investing and financing activities common stock issued in connection with:
Share subscriptions	$ -	$ -	$ -
Services	100,000	-	2,269,798
Warrants	-	-	466,830
Conversion of notes payable	-	-	1,082,590
Director’s debt	-	-	800,000
Preferred stock issued in connection with an investment	-	-	2,269,900

The accompanying notes are an integral part of these interim condensed financial statements.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, and the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from the Natco International Inc. to P2 Solar, Inc. The Company is in the development stage and has had minimal revenue since inception.  The Company’s current business operations are focused on the construction of solar and hydro power plants located in Canada, and India.  The Company is currently a development stage company.

On March 1, 2013, Canada Ticket, Inc., (“Canada Ticket”) a Canadian company engaged the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of Canada Ticket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with Canada Ticket is for approximately $158,900 and the Company installed and commissioned the PV System in July 2013.  The contract is payable in two installments, 50% upfront and 50% at completion. The Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  The Company anticipates that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.

Interim Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the three months ended June 30, 2013 and 2012 and the cumulative period from inception to June 30, 2013 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2013. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN (cont’d…)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.

The Company uses a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three month period ended June 30, 2013.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2013, the Company has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years. The Company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through building of power plants in India and elsewhere.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Authoritative Accounting Pronouncements

New Accounting Pronouncements

The following accounting standards which may impact our financial statements were issued as of June 30, 2013. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In April 2013, the Financial Accounting Standards Board issued ASU 2013-07: Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting: The objective of the amendments in this Update is to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This Update may impact the Company’s future transaction accounting and disclosures particularly if the Company enters into imminent liquidation.

In March 2013, the Financial Accounting Standards Board issued ASU 2013-05: Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (step acquisitions) involving a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. This Update will impact the Company’s future business combinations and disposition activities’ transaction accounting.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. Early adoption is permitted. This Update may impact the Company’s future transaction accounting and disclosures particularly if the Company enters into such liabilities arrangements.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Authoritative Accounting Pronouncements (cont’d…)

New Accounting Pronouncements (cont’d…)

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. Nonpublic entities are required to comply with all the requirements of the amendments for annual reporting periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. This revised standard is not expected to have a material impact on the consolidated financial statements.

In January 2013, the Financial Accounting Standards Board issued ASU 2013-01: Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities: The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. This revised standard may have an impact on the Company’s future consolidated financial statements.

3.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	June 30, 2013	March 31, 2013

Loans payable to a directors and officers of the Company. The loans are unsecured, due on demand and non-interest bearing. It is expected that these loans will be repaid within the next twelve months.	$ 102,968	$ 57,665

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing (2011 – Nil%).	212,276	207,813

	315,245	265,479

Less: current portion	(315,245)	(265,479)

Long-term portion	$ -	$ -

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

3.

RELATED PARTY TRANSACTIONS (cont’d...)

b)

Interest expense on amounts due to directors and an officer was $nil (2012 - $nil).

c)

As at June 30, 2013, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

d)

Salaries and benefits include $18,289 (2012 - $18,910) paid to a director and officer of the Company.

4.

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

b)

Share issuances

During the current period, the Company issued a total of 2,500,000 common shares with a fair value of $100,000 to consultants for services rendered.

c)

Share subscriptions

At June 30, 2013 there were no outstanding share subscriptions

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

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

4.

CAPITAL STOCK (cont’d…)

e)

Stock options (cont’d…)

Pursuant to a consulting agreement, the Company has committed to issue to the Chief Executive Officer 67,000 share purchase options every April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market price up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.  No options were granted under this agreement.

The following table summarizes stock options and warrants outstanding as of June 30, 2013, as well as activity during the three months then ended:

	Warrants	Options

Balance, March 31, 2013	1,340,000	200,000

Issued	-	-
Expired	(270,000)	-

Balance, June 30, 2013	1,070,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at June 30, 2013:

	Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$ 0.25	1,070,000	$ 0.25	1.34
Options	$ 0.20	200,000	$ 0.20	6.50

5.

UNEARNED INCOME

In March 2013, the Company was engaged to undertake the construction of a 53 KWp solar PV facility for a company based in Canada.  The customer advanced Cdn$79,450 to the Company during the year ended March 31, 2013, and further Cdn$80,000 during the quarter ended June 30, 2013 and the Company has recorded these amounts as Unearned Revenue as the project will be completed in a subsequent quarter and hence the revenue has not yet been earned.  The Company will record the revenue on a percentage of completion basis but the Company expects the project to be undertaken and completed in July, 2013 and hence to report all the revenue in that quarter.  Costs incurred by the Company in connection with the contract totaled $128,550 as of June 30, 2013.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2013

6.

OTHER SIGNIFICANT EVENTS

As of March 31, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  The Company and Solarise have been, for the last two years, working on creating a working prototype of a high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

In April 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, the Company does not have a direct ownership interest in Jagat.  Costs incurred by the Company totalled $103,006 (March 31, 2013 - $65,024) as of June 30, 2013.

7.

SUBSEQUENT EVENT

On August 7th 2013, the Company signed a memorandum of understanding with an Indian company to acquire two small hydro projects, 9.5 MWp and 5.7 MWp.  The 9.5 MWp power plant is already commissioned and revenue producing, and the 5.7 MWp power plant will be commissioned in November of 2013.

The closing of the sale is scheduled to be in May 2014.

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

Background and Overview

P2 Solar, Inc., a Delaware corporation (hereinafter referred as “We”, “Us”, the “Company”, “P2”, or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in India, and Canada.  The Company is currently a development stage company.

Canada

On March 1, 2013, Canada Ticket, Inc., (“Canada Ticket”) a Canadian company, engaged the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of Canada Ticket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with Canada Ticket is for approximately $158,900 and we have installed and commissioned the PV System in July of 2013, following the end of the quarter  The contract was payable in two installments, 50% upfront (already paid) and 50% at completion. Both installments have been paid. The Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  We anticipate that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself is notable as we estimate it is the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

India

During the past 12 to 18 months, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail below, The Company, through an affiliated entity, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects and, as of the date of this Form 10-Q, is negotiating with the Indian government officials to acquire an additional solar project as well.

As of March 31, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacturing of solar panels utilizing a technology referred to as the JIL Technology.  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, effective as of May 10, 2013, the Company and Solarise agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

The Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 700 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $32,000)

•

Location: Sidhwan irrigation canal in Rajgarh located in Ludhiana, Punjab, India

(ii)

 Construction of an additional 500 kilowatt project a few kilometers downstream from the 700 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $32,000)

•

Location: Sidhwan irrigation canal in Tibba located in Ludhiana, Punjab, India

(iii)

 1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of a project that will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  There is no technology risk.  Based on current timelines, the Company anticipates that it will commission the solar project in India during the fourth quarter of 2013.  The hydro projects have a longer build time, approximately 10 months, as such, the Company anticipates that they will be operational spring of 2014.

Subsequent Events

On August 7th 2013, the Company signed a MOU with an Indian company to acquire two small hydro projects, 9.5 MWp and 5.7 MWp.  9.5 MWp power plant is already commissioned and revenue producing, and the 5.7 MWp power plant will be commissioned in November of 2013.  The closing of the sale is scheduled to be in May 2014.

Results of Operation

As of June 30, 2013, the Company remained in the development stage and had not generated any revenue from operations.  As a result, no meaningful comparison is possible regarding results of operation for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the three months ended June 30, 2013. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

During the quarter ended June 30, 2013, the Company did not have any sales or generate any revenues.  As of June 30, 2013, the Company’s audited balance sheet reflects total assets of $264,261, as compared to total assets of $101,375 during the fiscal year ended March 31, 2013, an increase of $162,886 or approximately 161%.  The increase was primarily attributable to the fact that in June 2013 the Company ordered all parts for the Canada Ticket project and prepaid for all equipment; as a result, this caused the increase in the assets, as compared to the fiscal year ended March 31, 2013.

As of June 30, 2013, the Company’s unaudited balance sheet reflects total liabilities of $772,993.  The Company has cash on hand of $576 and a deficit accumulated during the development stage of $8,884,667.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the funds necessary to proceed with the development of power plants in India. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  The Langley project that was built for a client was  paid for by that client and will also provide first income for the company. Currently, our estimated fixed costs at this time are approximately $5,500 per month; that figure includes $1,000 for lease payments, $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $5,500 per month to cover operating expenses, and additional funds to cover expenses of the two acquired projects in India to establish the two power plants.

The Company estimates that the total aggregate costs for the construction of the two hydro projects will be approximately $3.7 million dollars.  The hydro project in Rajgarh located in Ludhiana, Punjab, India is estimated to cost $2.2 million and the hydro project in Tibba located in Ludhiana, Punjab, India Tibba is estimated to cost $1.5 million.   The Company anticipates that it will attempt to raise the money from local individual investors by selling convertible preferred shares.  We are currently working on the terms of the preferred shares. Furthermore, we have had preliminary discussions with a number of groups regarding the financing; we are hopeful that we will be able to obtain financing.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: September 5, 2013

 Title: Chief Executive Officer & Chief Financial Officer