Form 10-Q
period 2013-09-30
P2 Solar, Inc.
filed 2013-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-91190

P2 SOLAR, INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Unit 250, 2411 – 160 Street Surrey, British Columbia, Canada, V3S 0C8
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

[ X ] No

As of November 19th 2013 the Issuer had 60,338,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-14

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Current
Cash	$(112)	$2,894
Receivables	23,056	26,221
Prepaid expenses	8,154	7,236

	31,098	36,351

Hydro projects (Note 6)	79,540	65,024

	$110,638	$101,375

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable	$126,270	$117,409
Unearned income (Note 5)	-	80,721
Accrued liabilities	2,325	17,839
Loan payable	199,106	121,370
Due to related parties (Note 3)	322,940	265,479

	650,641	602,818

Shareholders' equity (deficiency)
Capital stock
Authorized
500,000,000 common shares, with a par value of $0.001
5,000,000 preferred shares, with a par value of $0.001
Issued
60,338,179 (March 31, 2013 – 57,838,179) common shares	60,288	57,788
Additional paid-in capital	6,327,383	6,229,883
1,000,000 (March 31, 2013 – 1,000,000) preferred shares issued	1,000	1,000
Additional paid in capital preferred shares	2,268,900	2,268,900
Other comprehensive loss	(286,965)	(311,596)
Deficit accumulated during the development stage	(8,910,609)	(8,747,418)

	(540,003)	(501,443)

	$110,638	$101,375

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative Period From Inception to September 30, 2013

Revenue	$ 154,138	$ -	$ 154,138	$ -	$ 154,138

Cost of revenue	127,459	-	127,459	-	127,459

Gross profit	26,679	-	26,679	-	26,679

EXPENSES
Advertising and promotion	1,895	-	3,082	-	178,208
Bank charges	989	267	1,424	704	9,540
Consulting fees (Note 4)	18,590	-	118,590	-	1,037,629
Legal and accounting	5,444	25,421	18,187	27,408	461,097
Rent	1,919	2,915	4,850	5,840	62,594
Salaries and benefits (Note 3)	19,487	18,624	37,776	37,534	396,691
Office and other	1,049	5,173	2,075	5,532	45,511
Telephone and utilities	554	1,482	1,160	2,022	17,572
Travel and trade shows	1,443	2,194	1,502	4,712	136,749
Warrants and option expenses	-	14,768	-	14,768	491,601
Foreign exchange loss (gain)	1,241	-	1,214	-	7,982
Impairment loss	-	-	-	-	4,306,356

	52,611	70,844	189,860	98,520	7,151,530

Loss from operations	(25,932)	(70,844)	(163,181)	(98,520)	(7,124,851)

OTHER ITEMS
Interest expense	(10)	(243)	(10)	(304)	(87,831)

Loss before income tax	(25,942)	(71,087)	(163,191)	(98,824)	(7,212,682)

Income tax	-	-	-	-	(6,418)

Net loss	(25,942)	(71,087)	(163,191)	(98,824)	(7,219,100)

Other comprehensive income (loss)	(6,131)	(582)	24,631	(3,149)	145,419

Net loss and comprehensive loss	$ (32,073)	$ (71,699)	$ (138,560)	$ (101,973)	$ (7,073,681)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding (basic and diluted)	60,338,179	57,501,222	59,550,508	57,420,146

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIENCY)

(Expressed in U.S. dollars)

(Unaudited)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Preferred Shares (Number)	Preferred Shares (Amount)	Additional Paid-In Capital	Treasury Stock Preferred Shares (Number)	Treasury Stock Preferred Shares (Amount)	Other Comprehensive Income (Loss)	Deficit	Total

Balance (deficiency) March 31, 2013	57,838,179	$ 57,788	$ 6,229,883	1,000,000	$ 1,000	$ 2,268,900	-	$ -	$ (311,596)	$ (8,747,418)	$ (501,443)

Shares issued for services	2,500,000	2,500	97,500	-	-	-	-	-	-	-	100,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	-	24,631	-	24,631
Repurchase of treasury shares (Note 6)	-	-	-	-	-	-	(1,000,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(163,191)	(163,191)

Balance (deficiency) September 30, 2013	60,338,179	$ 60,288	$ 6,327,383	1,000,000	$ 1,000	$ 2,268,900	(1,000,000)	$ -	$ (286,965)	$ (8,910,609)	$ (540,003)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative Period From Inception to September 30, 2013

OPERATING ACTIVITIES
Net loss	$ (163,191)	$ (98,824)	$ (7,219,100)
Adjustments to reconcile net loss:
Shares issued for services	100,000	-	820,382
Warrants and option expenses	-	14,768	491,601
Loss on loan	-	-	1,763,837

Interest due to related parties	-	-	82,601
Wages accrued to director	36,318	37,534	395,233
Loss on fixed assets
Changes in current assets:	-	-	2,500,000
Decrease in receivables	3,165	-	3,165
Increase in interest receivable	-	-	(196,580)
Decrease in prepaid expense	(793)	-	(648)

Changes in current liabilities
Increase in accounts payable	9,951	11,672	4,297
Decrease in accrued liabilities	(15,514)	-	(78,094)
Decrease in unearned activities	(80,721)	-	-
Due to related parties	2,292	-	2,292

Net cash used in operating activities	(108,493)	(34,850)	(1,431,014)

INVESTING ACTIVITIES
Investment in Hydro project	(17,422)	-	(82,446)
Solar panel license	-	-	(230,000)

Net cash used by investment activities	(17,422)	-	(312,446)

FINANCING ACTIVITIES
Bank indebtedness	-	5,402	(17,734)
Due to related party	30,715	27,740	(29,909)
Loans payable	77,736	-	(618,842)
Loans payable converted to shares	-	-	(18,456)
Proceeds from subscriptions receivable	-	-	96,375
Conversion of related party debts	-	-	(20,690)
Proceeds from sale of common stock	-	-	2,022,682

Net cash provided by financing activities	108,451	33,142	1,413,426

Foreign exchange	14,458	(3,149)	329,922

Change in cash	(3,006)	(4,857)	(112)
Cash, beginning of period	2,894	4,857	-

Cash (bank indebtedness), end of period	$ (112)	$ -	$ (112)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Cumulative Period From Inception to September 30, 2013

Supplemental information:
Interest paid	$ -	$ -	$ 7,369
Income taxes paid	-	-	4,386

Non-cash investing and financing activities common stock issued in connection with:
Share subscriptions	$ -	$ -	$ -
Services	100,000	-	2,269,798
Warrants	-	-	466,830
Conversion of notes payable	-	-	1,082,590
Director’s debt	-	-	800,000
Preferred stock issued in connection with an investment	-	-	2,269,900

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from Natco International Inc. to P2 Solar, Inc. The Company’s current business operations are focused on the construction of solar and hydro power plants located in Canada, and India.

Interim financial statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the six months ended September 30, 2013 and 2012 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2013. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2013.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN (cont’d…)

A development stage company

The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of September 30, 2013, the Company has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent authoritative accounting pronouncements

New accounting pronouncements

The following accounting standards which may impact our financial statements were issued as of September 30, 2013. A description of the standards and an assessment of its impact on our financial reporting are noted below:

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

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

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

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

3.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	September 30, 2013	March 31, 2013

Loans payable to directors and officers of the Company. The loans are unsecured, due on demand and non-interest bearing. It is expected that these loans will be repaid within the next twelve months.	$ 88,074	$ 57,665

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing (2011 – Nil%).	234,866	207,813

	$ 322,940	$ 265,478

b)

Interest expense on amounts due to directors and an officer was $nil (2012 - $nil).

c)

As at September 30, 2013, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

d)

Salaries and benefits include $36,318 (2012 - $36,459) paid to a director and officer of the Company.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

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

b)

Share issuances

No shares were issued in the current period

c)

Share subscriptions

At September 30, 2013 there were no outstanding share subscriptions

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

The following table summarizes stock options and warrants outstanding as of September 30, 2013, as well as activity during the six months then ended:

	Warrants	Options

Balance, March 31, 2013	1,340,000	200,000

Issued	-	-
Expired	(270,000)	-

Balance, September 30, 2013	1,070,000	200,000

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

4.

CAPITAL STOCK (cont’d…)

e)

Stock options (cont’d…)

The following table provides certain information with respect to the above referenced warrants and options outstanding at September 30, 2013:

	Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$ 0.25	1,070,000	$ 0.25	1.09
Options	$ 0.20	200,000	$ 0.20	6.25

5.

UNEARNED INCOME

In March 2013, the Company was engaged to undertake the construction of a 53 KWp solar PV facility for a company based in Canada.  The customer advanced $80,721 (Cdn$79,450) to the Company during the year ended March 31, 2013, and further Cdn$80,000 during the period ended September 30, 2013.  The Company had recorded $80,721 as Unearned Revenue as at March 31, 2013 as the project was not completed and hence the revenue has not yet been earned.  The Company has recorded all the revenue as income during the period ended September 30, 2013.

6.

OTHER SIGNIFICANT EVENTS

Prior to May 10, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  The Company and Solarise have been, for the last two years, working on creating a working prototype of a high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, subsequent to the fiscal year ended March 31, 2013, effective as of May 10, 2013, the Company and Solarise have agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

In April 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, the Company does not have a direct ownership interest in Jagat.  Costs incurred by the Company totalled $79,540 (March 31, 2013 - $65,024) as of September 30, 2013.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2013

6.

OTHER SIGNIFICANT EVENTS (cont’d…)

On August 7th 2013, the Company signed a memorandum of understanding with an Indian company to acquire a hydro project.  The power plant is already commissioned and revenue producing.

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

Canada

On March 1, 2013, Canada Ticket, Inc., (“Canada Ticket”) a Canadian company, engaged the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of Canada Ticket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with Canada Ticket was for approximately $158,900 and in July 2013, we installed and commissioned the PV System.  The contract was payable in two installments, 50% upfront and 50% at completion; both installments have been paid. The Company will continue to provide operations and maintenance service over time under the terms of a maintenance agreement to be negotiated and signed.  We anticipate that the majority of the power generated by the PV System will be used by Canada Ticket, but any day to day surplus of power will be fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself is notable as we estimate it is the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

India

During the past 12 to 18 months, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail below, The Company, through an affiliated entity, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects located in Ludhiana, Punjab, India and, on August 7th 2013, the Company signed a MOU with an Indian company to acquire two small hydro projects, 9.5 MWp and 5.7 MWp.  9.5 MWp power plant is already commissioned and revenue producing, and the 5.7 MWp power plant will be commissioned in November of 2013.  Both of these project are located on Yamana river in the State of Uttarakhanda in Northern India.  Following a period of  due diligence the Company elected not to pursue the 5.7 MW project and continue the due diligence on 9.5 MW project.  The anticipated closing on the sale of the 9.5 MW project is scheduled to be in May 2014.

The Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  In the interest of acquiring the equity of Jagat, the Company has sent money to Jagat for the acquisition of new shares of capital stock in Jagat.  These shares are in the process of being issued.  Once issued, the company will own approximately 93% of the outstanding capital stock of Jagat Energy.  Additionally, following the acquisition of the shares of capital stock in Jagat, the two other shareholders of Jagat will transfer their shares of capital stock in Jagat to the Company so that Jagat will become a wholly owned subsidiary of the Company.

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

Additionally, prior to May 10, 2013, the Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacturing of solar panels utilizing a technology referred to as the JIL Technology.  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, effective as of May 10, 2013, the Company and Solarise agreed in principal to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and is subject to approval by the Company’s board of directors.  Once the agreement in principal is approved and finalized the Company will have no further ties with Solarise or the panel it was trying to develop.

Results of Operation

As of September 30, 2013, the Company is in the development stage and has generated limited revenues from operations, namely the Canada Ticket Project in Langley.  During the three and six months ended September 30, 2013, the Company had revenues of $154,138 as compared to revenues of $nil during the three and six months ended September 30, 2012, an increase of $154,138.  The decrease in revenue experienced by the Company was attributable to the fact that the revenue received by the Company from its work on the Canada Ticket Project in Langley.

Liquidity and Capital Resources

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition for the six months ended September 30, 2013. The following summary should be read in conjunction with the financial statements and accompanying notes to them included elsewhere in this report.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

During the quarter ended September 30, 2013, the Company had sales of 154,138.  As of September 30, 2013, the Company’s audited balance sheet reflects total assets of $110,638, as compared to total assets of $101,375 during the fiscal year ended March 31, 2013, an increase of $9,268 or approximately 9.14%.  The increase was primarily attributable to the fact that in this quarter the Company invested more money into the two projects in India, as compared to the fiscal year ended March 31, 2013.

Our unaudited balance sheet reflects that as of September 30, 2013, we have total current liabilities of $650,641, as compared to total current liabilities of $602,818 at March 31, 2013, an increase of $47,823.  The increase was primarily attributable to the fact that during the quarter ended September 30, 2013, the Company received a loan of $19,500 from an unrelated party to be used to fund operating expenses and the amount due to related parties increased for outstanding wages and bonuses due to certain officers and directors.

The Company does not have sufficient assets or capital resources to pay its on-going expenses.  Additionally, the Company does not currently have the funds necessary to proceed with the development of power plants in India. To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and un-related parties.  The Langley project that was built for a client was paid for by that client and provided the first income for the Company. Currently, our estimated fixed costs at this time are approximately $4,500 per month; that figure includes $500 for utilities, $3,000 for loan interest and principle payments, and $1,000 for miscellaneous expenses. We will have to raise approximately $4,500 per month to cover operating expenses, and additional funds to cover expenses of the two acquired projects in India to establish the two power plants.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the existence of several material weaknesses in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: November 19, 2013

 Title: Chief Executive Officer & Chief Financial Officer