Form 10-Q
period 2013-12-31
P2 Solar, Inc.
filed 2014-02-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

[ X ] No

As of February 19, 2014 the Issuer had 60,338,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4-5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-15

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Current
Cash	$ 29,343	$ 2,894
Receivables	31,407	26,221
Prepaid expenses	7,942	7,236

	68,692	36,351

Hydro projects (Note 7)	77,049	65,024

	$ 145,741	$ 101,375

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable	$ 130,898	$ 117,409
Unearned income (Note 5)	-	80,721
Accrued liabilities	2,254	17,839
Loan payable (Note 6)	330,687	121,370
Due to related parties (Note 3)	280,483	265,479

	744,322	602,818

Shareholders' equity (deficiency)
Capital stock
Authorized
500,000,000 common shares, with a par value of $0.001
5,000,000 preferred shares, with a par value of $0.001
Issued
60,338,179 (March 31, 2013 – 57,838,179) common shares	60,288	57,788
Additional paid-in capital	6,327,383	6,229,883
1,000,000 (March 31, 2013 – 1,000,000) preferred shares issued	1,000	1,000
Additional paid in capital preferred shares	2,268,900	2,268,900
Other comprehensive loss	(276,011)	(311,596)
Deficit accumulated during the development stage	(8,980,141)	(8,747,418)

	(598,581)	(501,443)

	$ 145,741	$ 101,375

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative Period From Start of Current Development Stage to December 31, 2013

Revenue	$ -	$ -	$ 154,936	$ -	$ 154,936
Cost of revenue	-	-	126,684	-	126,684

Gross profit	-	-	28,252	-	28,252

EXPENSES
Advertising and promotion	(19)	43	3,063	43	178,189
Bank charges	593	297	2,017	1,001	10,133
Consulting fees	54,407	-	172,997	-	1,092,036
Legal and accounting	23,383	3,894	40,570	31,302	483,480
Rent	(29)	2,996	4,821	8,836	62,565
Salaries and benefits	17,836	18,693	55,612	56,227	414,527
Office and other	(5)	334	2,070	5,866	45,506
Telephone and utilities	42	635	1,202	2,657	17,614
Travel and trade shows	9	2,534	1,511	7,246	136,758
Warrants and option expenses	-	-	-	14,768	491,601
Foreign exchange loss (gain)	(24,112)	106	(22,898)	106	(16,130)
Impairment loss	-	-	-	-	4,306,356

	72,105	29,532	260,965	128,052	7,222,635

Loss from operations	(72,105)	(29,532)	(232,713)	(128,052)	(7,194,383)

OTHER ITEMS
Interest expense	-	(278)	(10)	(581)	(87,831)

Loss before income tax	(72,105)	(29,810)	(232,723)	(128,633)	(7,282,214)
Income tax	-	-	-	-	(6,418)

Net loss	(72,105)	(29,810)	(232,723)	(128,633)	(7,288,632)

Other comprehensive income (loss)	10,954	3,721	35,585	572	156,373

Net loss and comprehensive loss	$ (61,151)	$ (26,089)	$ (197,138)	$ (128,061)	$ (7,132,259)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding (basic and diluted)	60,338,179	57,501,222	60,338,179	57,420,146

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIENCY)

(Expressed in U.S. dollars)

(Unaudited)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Preferred Shares (Number)	Preferred Shares (Amount)	Additional Paid-In Capital	Treasury Stock Preferred Shares (Number)	Treasury Stock Preferred Shares (Amount)	Other Comprehensive Income (Loss)	Deficit	Total

Balance (deficiency) March 31, 2013	57,838,179	$ 57,788	$ 6,229,883	1,000,000	$ 1,000	$ 2,268,900	-	$ -	$ (311,596)	$ (8,747,418)	$ (501,443)

Shares issued for services	2,500,000	2,500	97,500	-	-	-	-	-	-	-	100,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	-	35,585	-	35,585
Repurchase of treasury shares (Note 6)	-	-	-	-	-	-	(1,000,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(232,723)	(232,723)

Balance (deficiency) December 31, 2013	60,338,179	$ 60,288	$ 6,327,383	1,000,000	$ 1,000	$ 2,268,900	(1,000,000)	$ -	$ (276,011)	$ (8,980,141)	$ (598,581)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative Period From Start of Current Development Stage to December 31, 2013

OPERATING ACTIVITIES
Net loss	$ (232,723)	$ (128,634)	$ (7,288,632)
Adjustments to reconcile net loss:
Shares issued for services	100,000	-	820,382
Warrants and option expenses	-	14,768	491,601
Loss on loan	-	-	1,763,837

Interest due to related parties	-	-	82,601
Wages accrued to director	54,146	56,227	413,061
Loss on fixed assets	-	-	2,500,000
Changes in current assets:
Receivables	(5,186)	-	(5,186)
Interest receivable	-	-	(196,580)
Prepaid expense	(812)	(386)	(667)

Changes in current liabilities
Accounts payable	15,309	4,851	9,655
Accrued liabilities	(15,585)	(19)	(78,165)
Unearned income	(80,721)	-	-

Net cash used in operating activities	(165,572)	(53,193)	(1,488,093)

INVESTING ACTIVITIES
Investment in Hydro project	(16,876)	-	(81,900)
Solar panel license	-	-	(230,000)

Net cash used by investing activities	(16,876)	-	(311,900)

FINANCING ACTIVITIES
Bank indebtedness	-	5,102	(17,734)
Due to related party	(19,335)	42,662	(79,959)
Loans payable	209,317	-	(487,261)
Loans payable converted to shares	-	-	(18,456)
Proceeds from subscriptions receivable	-	-	96,375
Conversion of related party debts	-	-	(20,690)
Proceeds from sale of common stock	-	-	2,022,682

Net cash provided by financing activities	189,982	47,764	1,494,957

Foreign exchange	18,915	572	334,379

Change in cash	26,449	(4,857)	29,343
Cash, beginning of period	2,894	4,857	-

Cash, end of period	$ 29,343	$ -	$ 29,343

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative Period From Inception to December 31, 2013

Supplemental information:
Interest paid	$ -	$ -	$ 7,369
Income taxes paid	-	-	4,386

Non-cash investing and financing activities common stock issued in connection with:
Share subscriptions	$ -	$ -	$ -
Services	100,000	-	2,267,298
Warrants	-	-	466,830
Conversion of notes payable	-	-	1,082,590
Director’s debt	-	-	800,000
Preferred stock issued in connection with an investment	-	-	2,269,900

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED DECEMBER 31, 2013

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

Interim financial statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the nine months ended December 31, 2013 and 2012 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2013. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Cash is measured at level 1 input of the fair value hierarchy.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED DECEMBER 31, 2013

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN (cont’d…)

A development stage company

The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of December 31, 2013, the Company has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the past three years.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to achieve profitable operations through building of power plants in India and elsewhere.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent authoritative accounting pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position and cash flows.

3.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	December 31, 2013	March 31, 2013

Loans payable to directors and officers of the Company. The loans are unsecured, due on demand and non-interest bearing. It is expected that these loans will be repaid within the next twelve months.	$ 35,372	$ 57,665

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing.	245,111	207,814

	$ 280,483	$ 265,479

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED DECEMBER 31, 2013

3.

RELATED PARTY TRANSACTIONS (cont’d…)

b)

As at December 31, 2013, a director and officer of the Company held approximately 33.40% of the issued and outstanding shares of the Company.

c)

Salaries and benefits include $54,145 (2012 - $56,227) paid or accrued to a director and officer of the Company.

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

b)

Share issuances

During the nine-month period ended December 31, 2013 the Company issued 2,500,000 shares with a value of $100,000 as consideration for consulting services rendered during the period.

c)

Share subscriptions

At December 31, 2013 there were no outstanding share subscriptions

d)

Warrants

No warrants were issued in this period.

e)

Stock options

No stock options were issued in this period.

Pursuant to a consulting agreement, the Company has committed to issue to the Chief Executive Officer 67,000 share purchase options every April. These options will be exercisable at $0.10 per share and will expire five years after the date of grant. Further bonus options are available to the Chief Executive Officer. These bonus options entitle the Chief Executive Officer to purchase shares at 20% below the market price up to a value determined by 5% of the amount of annual profits from sales in excess of $2,500,000 up to $3,999,999 and 8% of the amount of annual profits from sales in excess of $4,000,000. To date, sales have not exceeded $2,500,000 and thus no bonus options have been issued.  No options have been granted under this agreement.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED DECEMBER 31, 2013

4.

CAPITAL STOCK (cont’d…)

The following table summarizes stock options and warrants outstanding as of December 31, 2013, as well as activity during the nine months then ended:

	Warrants	Options

Balance, March 31, 2013	1,340,000	200,000

Issued	-	-
Expired	(320,000)	-

Balance, December 31, 2013	1,020,000	200,000

The following table provides certain information with respect to the above referenced warrants and options outstanding at December 31, 2013:

	Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$ 0.25	1,020,000	$ 0.25	1.0
Options	$ 0.20	200,000	$ 0.20	6.0

5.

UNEARNED INCOME

In March 2013, the Company was engaged to undertake the construction of a 53 KWp solar PV facility for a company based in Canada.  The customer advanced $80,721 (Cdn$79,450) to the Company during the year ended March 31, 2013, and further Cdn$80,000 during the period ended September 30, 2013.  The Company had recorded $80,721 as Unearned Revenue as at March 31, 2013 as the project was not completed and hence the revenue has not yet been earned.  The Company has recorded all the revenue as income during the period ended December 31, 2013.

6.

 LOANS PAYABLE

During the period ended December 31, 2013, the Company entered into promissory note agreements whereby it borrowed an aggregate of $133,405, resulting in total loans payable of $330,687 (March 31, 2013 - $197,282).  These notes bear interest between 5% to 10% per annum, are unsecured and are payable between on demand and two years.

P2 SOLAR INC.

(A development stage company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED DECEMBER 31, 2013

7.

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

In April 2013, the Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.   Costs incurred by the Company totalled $77,049 (March 31, 2013 - $65,024) as of December 31, 2013.

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

India

During the past 12 to 18 months, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail below, The Company, through an affiliated entity, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects located in Ludhiana, Punjab, India.  On August 7th 2013, the Company signed a Memorandom of Understanding (“MOU”) with an Indian company to acquire two small hydro projects, 9.5 MWp and 5.7 MWp.  The 9.5 MWp power plant is already commissioned and revenue producing, and the 5.7 MWp power plant will be commissioned in March 2014.  Both of these project are located on Yamana river in the State of Uttarakhanda in Northern India.  Following a period of  due diligence the Company elected not to pursue the 5.7 MW project and continue the due diligence, on 9.5 MW project.  The anticipated closing on the sale of the 9.5 MW project is scheduled to be in May 2014.

The Company, through an affiliated entity, Jagat Energy Pvt. Ltd. (“Jagat”), an Indian corporation, acquired the rights to develop and construct two hydro projects located in Ludhiana, Punjab, India, and, as of the date of this Form 10-Q is also negotiating with the Indian government officials to acquire the additional solar project identified below.  At the present time, we do not have a direct ownership interest in Jagat.  However, through contractual arrangements between the Company, Jagat and two shareholders of Jagat, we control Jagat and it is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  In the interest of acquiring the equity of Jagat, the Company has sent money to Jagat for the acquisition of new shares of capital stock in Jagat.  These shares are in the process of being issued.  Once issued, the company will own approximately 93% of the outstanding capital stock of Jagat Energy.  Additionally, following the acquisition of the shares of capital stock in Jagat, the two other shareholders of Jagat will transfer their shares of capital stock in Jagat to the Company so that Jagat will become a wholly owned subsidiary of the Company. Subsequent to the period ended December, 31, 2013, the shares of Jagat were issued to the Company.  Additionally, the other two shareholders in Jagat are in the process of transferring their shares to the Company.

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

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phase of a project that will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  There is no technology risk.  Based on current timelines, the Company anticipates that it will commission the solar project in India during the fourth quarter of 2014.  The hydro projects have a longer build time, approximately 10 months, as such, the Company anticipates that they will be operational spring of 2015.

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

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2013, as compared to the three and nine months ended December 31, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Results of Operations for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012.

Revenue

During the three months ended December 31, 2013, the Company had revenues of $nil as compared to revenues of $nil during the three months ended December 31, 2012.

Operating Expenses

During the three months ended December 31, 2013 the Company had operating expenses of $72,105 as compared to operating expenses of $29,532 during the three months ended December 31, 2012, an increase of $42,573 or approximately 144%. The decrease in operating expenses experienced by the Company was primarily attributable to a decrease in general and administrative expenses.

Net Loss

The Company had a net loss of $72,105 for the three months ended December 31, 2013, as compared to a net loss of $29,810 for the three months ended December 31, 2012, a change of $42,295 or approximately 142%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company travel expenses were much lower in this quarter.

Results of Operations for the Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012.

Revenue

During the nine months ended December 31, 2013, the Company had revenues of $154,936 as compared to revenues of $nil during the nine months ended December 31, 2012, an increase of $154,936. The increase in revenue experienced by the Company was attributable to the fact that the revenue received by the Company from its work on the Canada Ticket Project in Langley.

Operating Expenses

During the nine months ended December 31, 2013, the Company had operating expenses of $260,965 as compared to operating expenses of $128,052 during the nine months ended December 31, 2012, an increase of $132,913 or approximately 104%. The increa in operating expenses experienced by the Company was primarily attributable to a expenses incurred by the Company relating to the work performed on the Canada Ticket Project in Langley.

Net Loss

The Company had a net loss of $232,723 for the nine months ended December 31, 2013, as compared to a net loss of $128,633 for the nine months ended December 31, 2012, a change of $104,090 or approximately 81%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the nine months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, the Company’s unaudited balance sheet reflects total assets of $145,741, as compared to total assets of $101,375 during the fiscal year ended March 31, 2013, an increase of $44,366 or approximately 44%.  The increase was primarily attributable to the fact that in this quarter the Company invested more money into the two projects in India, as compared to the fiscal year ended March 31, 2013.

Our unaudited balance sheet reflects that as of December 31, 2013, we have total current liabilities of $744,322, as compared to total current liabilities of $602,818 at March 31, 2013, an increase of $141,504.  The increase was primarily attributable to the fact that during the quarter ended December 31, 2013, the Company received a loan of $165,000 from unrelated parties to be used to fund operating expenses and ongoing expenses related to projects in India.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February 19, 2014

 Title: Chief Executive Officer & Chief Financial Officer