Form 10-K
period 2014-03-31
P2 Solar, Inc.
filed 2014-08-04
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

P2 SOLAR, INC.

 (Exact name of registrant as specified in its charter)

Delaware	333-91190	98-0234680
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
UNIT 250, 2411 – 160th Street SURREY, BRITISH COLUMBIA, CANADA, V3S 0C8
(Address of principal executive offices)
Registrant’s telephone number, including area code: (778) 371-3571

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed first fiscal quarter $986,764.

As of July 21, 2014, the Company had 65,338,179 shares issued and outstanding.

PART I

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

ITEM 1.

BUSINESS

General

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, “P2 Solar” or the “Registrant”) has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the construction of solar and hydro power plants located in India and Canada.

The Company was initially organized under the laws of British Columbia, Canada, on November 21, 1990 as Spectrum Trading Inc. The Company’s initial business plan was to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997.  In 1997, the Company began a chemical manufacturing business.  On May 14, 1999, pursuant to Section 388 of the Delaware General Corporation Law, the Company domesticated to Delaware and began a chemical manufacturing business; these operations were phased out in the end of 2008.  Subsequent to the Company’s domestication to Delaware, on September 3, 2004, the Company changed its name to Natco International, Inc. On March 11, 2009, the Company changed its name to P2 Solar, Inc.

Our principal office is located at Unit 250, 2411 – 160 Street, Surrey, British Columbia, Canada, V3S 0C8.  The address of our registered office is 16191 Coastal Highway, Lewes, Delaware 19958.

Inter-corporate Relationships

The chart below illustrates our corporate structure, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Recent History

Canada

Solar Projects

On March 1, 2013, Canada Ticket, Inc., (“CanadaTicket”) a Canadian company, engaged the Company to design and install a 53 kilowatt solar photovoltaic system (the “PV System”) on the roof top of CanadaTicket’s office located in Langley British Columbia.  The PV System designed by the Company is based on the equipment standards of the Ontario feed-in-tariff program.  The contract with CanadaTicket was for approximately $158,900 and was completed and commissioned on July 17th, 2013. CanadaTicket has assumed ownership of the PV System, but the Company is continuing to provide operations and maintenance service under warranty.  The Company will sign a maintenance agreement with CanadaTicket once the warranty period expires on July 16th, 2014.  The majority of the power generated by the PV System is being used by Canada Ticket, but any day to day surplus of power is fed into British Columbia Hydro’s grid under the latter’s net-metering program.  This project marks a significant milestone for P2 Solar as it is our first project in Canada.  The project itself is notable as we estimate it is one of the largest single solar photovoltaic project connected to the provincial grid, operated by British Columbia Hydro.

In December 2013, the Company signed a Memorandum of Understanding with Eclipsall Energy Corporation to jointly develop roof top and ground mountain Solar Power Projects in British Columbia, Canada.  Size of the project is yet to be determined by availability of land and ability of the grid to take the power at the connection point.  At this time the Company is working with the off-taker to determine the maximum amount of energy that can be taken up by the grid.  We are also negotiating a lease agreement with the City of Cranbrook, BC for the land.  We estimate this project will be 3 to 5 MW in size and be ready for construction sometime in 2015.

Solar panel business

The Company, through its partial ownership interest in Solarise Power, Inc. (“Solarise”), a privately owned Nevada corporation, was involved in the research and development of solar panel technology.  Solarise specializes in the development of solar panel technology, specifically the manufacture of solar panels utilizing a technology referred to as the JIL Technology (the “JIL Technology”).  The Company and Solarise have been, for the last two years, working on creating a working prototype of the high efficiency Solar Panel.  All efforts have been unsuccessful. As a result, effective as of May 10, 2013, the Company and Solarise have agreed to cancel the Company’s 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.  The agreement in principal has been approved at a meeting of the shareholders of Solarise, and has also been approved by the Company’s board of directors.  Since the agreement has been approved and finalized, the Company has no further ties with Solarise or the panel it was trying to develop.

India

During the fiscal year ended March 31, 2014, the Company concentrated a significant amount of its resources and efforts on developing solar Photo Voltaic (“PV”) and hydro projects in India.  The Company’s management team identified India as an emerging market that offered solar PV and hydro investment returns superior to other markets.  Our management spent a significant amount of time in India reviewing dozens of projects, ultimately settling on two hydro projects and one solar project that we determined were worth pursuing. As discussed in detail below, the Company, through its wholly owned subsidiary, Jagat Energy Pvt. Ltd., an Indian corporation, acquired the rights to two hydro projects located in Ludhiana, Punjab, India,  and, is negotiating with the Indian government officials to acquire an additional solar project identified below.

At the present time, we have approximately 93% interest in Jagat.  However, through contractual arrangements between the Company, Jagat and the other two shareholders of Jagat, we control and own 100% of Jagat minus 100 shares (less than .1%) of Jagat and it is considered to be our operating subsidiary because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Details of the two hydro projects and the one solar project are as follows:

(i)

Construction of a 500 kilowatt  hydro project on an irrigation canal:

•

Purchase price: 1.55 million INR (approx. $32,000)

•

Location: Sidhwan irrigation canal in Rajgarh located in Ludhiana, Punjab, India

•

Signed Implementation agreement, Tripartite agreement

(ii)

 Construction of an additional 350 kilowatt project a few kilometers downstream from the 500 kilowatt project on irrigation canal:

•

Purchase price: 1.55 million INR (approx. $32,000)

•

Location: Sidhwan irrigation canal in Tibba located in Ludhiana, Punjab, India

(iii)

 1 Megawatt solar project on top of irrigation canal:

•

Purchase Price: To be determined

•

Location: Sidhwan irrigation canal in Ludhiana, Punjab, India

The 1MW canal solar project is the first phases of project that will ultimately expand to 7-10 MW at the same site.  The technology to be deployed in all projects is standard off the shelf equipment.  There is no technology risk.

Employees

As of the date of this Form 10-K, the Company does not have any full or part-time employees.  All work relating to the Company is carried on by the Company’s management.

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

Subsequent Events

In May 2014, the Company issued 2,000,000 shares to three individuals for the share subscriptions received prior to March 31, 2014.

On June 18, 2014, the Company’s wholly owned subsidiary signed a Power Purchase Agreement for its Rajgarh project.  It is a 35 year PPA with a tariff of $0.10 per KWh.

ITEM 1A.

RISK FACTORS.

With an experienced management team and existing market demand, the management of the Company anticipates growth in the rollout of its business plan.  There are, however, factors that are sources of uncertainty, as outlined below.

Need for Funds

The Company is currently at a stage where it requires external capital to continue with its business. It must obtain approximately US$4,000,000 by November 2014, for its hydro projects in India and will need additional funding to close and complete its existing projects. There can be no certainty that the Company can obtain these funds.

Lack of Operating History

P2 Solar is an early stage development company in an emerging and rapidly evolving market. There can be no assurance that the Company will be able to implement its business plans in the timeframes estimated by management.

Delays in the Construction of Power Plants

Given the nature of their development, unanticipated delays in the building of P2 Solar’s power plants could adversely affect the forecasts by Company management.

Quality Control Systems

The performance, quality and safety of the Company’s power plants are critical to the success of the business. These factors depend significantly on the effectiveness of the Company’s quality control systems which, in turn, depend on a number of factors, including the design of the quality control systems, the quality-training program, and the Company’s ability to ensure that its employees adhere to the quality control policies and guidelines. Any significant failure or deterioration of its quality control systems could have a material adverse effect on the Company’s business reputation, results of operations and financial condition.

Competition

The business of developing solar power plants is highly competitive.  Numerous developers compete for projects all over the world. The Company competes directly with other entities that develop power plants and solutions in each of the segments.  Many of the Company’s competitors are substantially larger and have greater financial resources and broader name recognition.

Potential Fluctuations due to International Markets

The Company intends to develop its business worldwide; accordingly, fluctuations in foreign currency exchange rates for the US dollar could have a material adverse effect on operating results. Also, possible import, export, tariff, and other trade barriers, which could be imposed by other countries, might have a material adverse effect on the business.

Dependence on Management Team

The Company currently depends on certain key senior managers to oversee the core marketing, business development, operational and fund raising activities and who have developed key relationships in the industry. Their loss or departure in the short-term would have an adverse effect on the Company future performance.

Financial Projections

The financial projections contained in the business plan reflect management’s best estimate to anticipated financial results; however, no agreements currently in place guarantee any revenues to the Company. Actual results may differ from projected results.

Environmental Risks and Hazards

P2 Solar’s operations are subject to various environmental laws which regulate matters such as health, safety, treatment of waste and land use.  Failure to comply with applicable laws, regulations, and licensing requirements may result in enforcement actions.  Penalties could include suspension or revocation of necessary licenses or permits, civil liability, or the imposition of fines.  The cost of compliance, remediation, or liability could materially adversely affect future operating results.  Furthermore, the operational or financial impact of new or amended laws or regulations cannot be predicted and could have a material adverse impact on the Company’s financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

 PROPERTIES.

Refer to ‘Recent History’ under ‘Item 1. Business’ for information on the Company’s projects.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “PTOS.”   The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2012	HIGH	LOW
Quarter Ended March 31	$0.15	$0.06
Quarter Ended June 30	$0.07	$0.03
Quarter Ended September 30	$0.04	$0.012
Quarter Ended December 31	$0.02	$0..003

2013	HIGH	LOW
Quarter Ended March 31	$0.027	$0.012
Quarter Ended June 30	$0.052	$0.023
Quarter Ended September 30	$0.062	$0.003
Quarter Ended December 31	$0.032	$0.015

2014	HIGH	LOW
Quarter Ended March 31	$0.038	$0.10

Holders.

As of March 31, 2014 there were 65,338,179 shares of common stock issued and outstanding and approximately 63 holders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2014 or 2013.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

Exchange Rates.

We are a Delaware company based in Canada. We maintain our books of account in Canadian dollars and our shares trade on the OTCBB in United States of America. Our shares trade in US dollars and therefore, this report is presented in US dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
June 2014	1.0937	1.0676
May 2014	1.0973	1.0837
April 2014	1.1042	1.0903
March 2014	1.1251	1.0966
February 2014	1.0285	.9960
January 2014	1.1148	1.0614
December 2013	1.0697	1.0577

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   The Company’s current business operations are focused on the construction of solar and hydro power plants located in India and Canada.  The Company is currently a development stage company.

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the twelve months ended March 31, 2014, as compared to the twelve months ended March 31, 2013.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Quarter ended March 31, 2014

Sales

During the three months ended March 31, 2014, the Company had sales of $nil as compared to sales of $nil during the three months ended March 31, 2013.

Operating Expenses

During the three months ended March 31, 2014, the Company had operating expenses of $217,149 as compared to operating expenses of $57,025 during the three months ended March 31, 2013, an increase of $160,124 or approximately 281%. The increase in operating expenses experienced by the Company was primarily attributable to share-based compensation expense due to options issued during the period.

Loss and Comprehensive Loss

The Company had a loss and comprehensive loss of $177,517 for the three months ended March 31, 2014, as compared to a loss and comprehensive loss of $72,104 for the three months ended March 31, 2013, an increase of $105,413 or approximately 146%. The change in net loss experienced by the Company was primarily attributable to share-based compensation expense due to options issued during the period.

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Sales	-	-	153,055	-	-	-	-	-
Gross Profit	-	-	28,320	-	-	-	-	-
Loss	(188,891)	(72,105)	(25,942)	(137,249)	(66,546)	(29,810)	(71,087)	(27,737)
Loss & Comprehensive Loss	(177,517)	(61,151)	(32,073)	(106,487)	(72,104)	(26,089)	(71,699)	(30,304)
Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Year ended March 31, 2014

Sales

During the twelve months ended March 31, 2014, the Company had sales of $153,055 as compared to sales of $nil during the twelve months ended March 31, 2013. The sales recorded by the Company related to the completion of the Canada Ticket Project in Langley.

Operating Expenses

During the twelve months ended March 31, 2014, the Company had operating expenses of $478,114 as compared to operating expenses of $185,077 during the twelve months ended March 31, 2013, an increase of $293,037, or approximately 156%. The increase in operating expenses experienced by the Company was primarily attributable to expenses incurred by the Company relating to the work performed on the Canada Ticket Project in Langley.

Loss and Comprehensive Loss

The Company had loss and comprehensive loss of $377,228 for the twelve months ended March 31, 2014, as compared to a loss and comprehensive loss of $200,196 for the twelve months ended March 31, 2013, a change of $177,032 or approximately 88%.  The change in loss and comprehensive loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the twelve months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, the Company’s audited balance sheet reflects total assets of $157,808, as compared to total assets of $84,529 during the fiscal year ended March 31, 2013, an increase of $73,279 or approximately 87%.  The increase was primarily attributable to the fact that in this period the Company invested more money into the two projects in India, as compared to the fiscal year ended March 31, 2013.

Our audited balance sheet reflects that as of March 31, 2014, we have total current liabilities of $737,634, as compared to total current liabilities of $650,596 at March 31, 2013, an increase of $87,038 or approximately 13%.  The increase was primarily attributable to the fact that during the twelve months ended March 31, 2014, the Company received loans of approximately $295,000 from unrelated parties to be used to fund operating expenses and ongoing expenses related to projects in India.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

P2 Solar, Inc.

We have audited the accompanying financial statements of P2 Solar, Inc. (the “Company”), which comprise the balance sheets of P2 Solar, Inc. as of March 31, 2014 and 2013, and the related statements of operations and comprehensive loss, shareholders’ deficiency, and cash flows for the years ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P2 Solar, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that P2 Solar, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, P2 Solar, Inc. has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

July 25, 2014

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

AS AT MARCH 31

	2014	2013

ASSETS

Current assets
Cash	$ 4,610	$ 3,672
Receivables	8,489	10,537
Prepaid expenses	70,934	7,450
Advances (Note 4)	-	62,870

Total current assets	84,033	84,529

Long term assets
Hydro projects (Note 5)	73,775	-

Total assets	$ 157,808	$ 84,529

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$ 162,159	$ 170,650
Unearned revenue (Note 10)	-	78,048
Loans payable (Note 8)	124,659	117,367
Due to related parties (Note 6)	251,067	256,686
Warrant derivative liability (Note 9)	12,532	27,845

Total current liabilities	550,417	650,596

Loans payable (Note 8)	87,217	-

Total liabilities	737,634	650,596

Shareholders' deficiency
Authorized:
500,000,000 common shares, with a par value of $0.001,
5,000,000 preferred shares with a par value of $0.001

Issued:
65,338,179 (2013 – 57,838,179) common shares - issued	65,288	57,788
Additional paid-in capital	6,496,321	6,180,352
Nil (2013 – 1,000,000) preferred shares issued :	-	1,000
Additional paid in capital-preferred shares	-	2,268,900

Share subscriptions	40,000	-
Foreign exchange reserve	(265,495)	(312,454)
Deficit	(6,915,940)	(8,761,653)

Total shareholders' deficiency	(579,826)	(566,067)

	$ 157,808	$ 84,529

Basis of presentation, nature of operations and going concern (Note 1)

Subsequent events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Year Ended March 31, 2014	Year Ended March 31, 2013

SALES (Note 10)	$ 153,055	$ -
COST OF SALES	124,735	-

GROSS PROFIT	28,320	-

OPERATING EXPENSES
Advertising and promotion	8,051	2,074
Bank charges	2,558	1,439
Consulting fees	155,723	-
Currency exchange loss (gain)	2,196	(16,210)
Legal and accounting	82,829	66,813
Non-deductible GST expense	1,190	13,554
Office and other	15,052	13,793
Rent	4,767	11,813
Salaries and benefits	72,578	74,798
Share-based compensation (Note 7)	123,469	-
Telephone and utilities	1,271	3,375
Travel and trade shows	8,430	13,628
	478,114	185,077

Loss from operations	(449,794)	(185,077)

OTHER ITEMS
Interest expense	(6,058)	(17,021)
Unrealized gain on warrant derivative liability (Note 9)	15,313	6,918
Impairment loss	(7,199)	-
Loss on settlement of debt (Note 7)	(25,720)	-
Extinguishment of accounts payable	49,271	-
	25,607	(10,103)

Loss for the year	(424,187)	(195,180)

Foreign exchange translation gain (loss)	46,959	(5,016)

Loss and comprehensive loss	$ (377,228)	$ (200,196)

Basic and diluted
Loss per share	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	60,838,179	57,757,357

The accompanying notes are an integral part of these consolidated financial statements

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(Expressed in U.S. dollars)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Preferred Shares (Number)	Preferred Shares (Amount)	Additional Paid-In Capital	Share Subscriptions	Foreign Exchange Reserve	Deficit	Total

Balance March 31, 2012	57,338,179	$ 57,288	$6,175,240	1,000,000	$ 1,000	$ 2,268,900	$ 40,375	$ (307,438)	$ (8,566,473)	$ (331,108)

Shares issued	500,000	500	39,875	-	-	-	(40,375)	-	-	-
Warrant derivative liability	-	-	(34,763)	-	-	-	-	-	-	(34,763)
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(5,016)	-	(5,016)
Net loss									(195,180)	(195,180)

Balance March 31, 2013	57,838,179	57,788	6,180,352	1,000,000	1,000	2,268,900	-	(312,454)	(8,761,653)	(566,067)

Shares issued for services	2,500,000	2,500	97,500	-	-	-	-	-	-	100,000
Shares issued to settle debt	5,000,000	5,000	95,000	-	-	-	-	-	-	100,000
Option expense	-	-	123,469	-	-	-	-	-	-	123,469
Share subscription	-	-	-	-	-	-	40,000	-	-	40,000
Change in foreign currency translation adjustment	-	-	-	-	-	-	-	46,959	-	46,959
Cancellation of preferred shares (Note 3)	-	-	-	(1,000,000)	(1,000)	(2,268,900)	-	-	2,269,900	-
Net loss	-	-	-	-	-	-	-	-	(424,187)	(424,187)

Balance March 31, 2014	65,338,179	$ 65,288	$ 6,496,321	-	$ -	$ -	$ 40,000	$ (265,495)	$ (6,915,940)	$ (579,826)

The accompanying notes are an integral part of these consolidated financial statements

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Year Ended March 31, 2014	Year Ended March 31, 2013

OPERATING ACTIVITIES
Net loss	$ (424,187)	$ (195,180)
Adjustments to reconcile net loss:
Accrued interest expense	6,058	9,976
Extinguishment of accounts payable and accrued liabilities	(49,271)	-
Impairment	7,199	-
Loss on settlement of debt	25,720	-
Non-deductible GST	1,190	13,554
Share-based compensation	123,469	-
Shares issued for services	100,000	-
Unrealized gain on warrant derivative	(15,313)	(6,918)
Unrealized foreign exchange	21,289	(16,378)
Wages accrued to director	71,084	74,798

Changes in current assets and liabilities:
Receivable	858	(1,943)
Prepaid expenses	(70,683)	-
Accounts payable and accrued liabilities	36,589	42,440
Unearned revenue	(78,048)	78,048

Net cash used in operating activities	(244,046)	(1,603)

INVESTING ACTIVITIES
Investment in Hydro project	(10,905)	-
Advances	-	(62,870)

Net cash used in investing activities	(10,905)	(62,870)
FINANCING ACTIVITIES
Related party loan repayment	(126,360)	-
Related part loan advance	73,320	53,161
Loans payable	268,789	9,910
Proceeds from share subscriptions	40,000	-

Net cash provided by financing activities	255,749	63,071

Foreign exchange	140	217
Change in cash	938	(1,185)
Cash, beginning of year	3,672	4,857

Cash, end of year	$ 4,610	$ 3,672

Non-cash investing and financing activities
Shares issued for services	2,500,000	-
Preferred stock cancelled in connection with investment	(2,269,900)	-

Cash paid for interest expense	$ -	$ -
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

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

A development stage company

In the year ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company needs additional working capital to continue any future business activities and continue to pay its liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital through equity financing or loans.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

Basis of consolidation

These consolidated financial statements include the accounts of P2 Solar, Inc. (“the Company”) and its wholly owned subsidiaries, Jagat Energy Pvt. Ltd. (“Jagat”), Gill Powergen Pvt. Ltd. (“Gill Powergen”), Atlantic Power (Rajgarh) Pvt. Ltd. (“Atlantic Rajgarh”) and Atlantic Power (Tibba) Pvt. Ltd. (“Atlantic Tibba”).  All intercompany transactions and balances have been eliminated.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Cash

Cash includes cash on hand and held in financial institutions.

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

b)

Use of estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Significant areas requiring the use of estimates include the recoverability of receivables, assumptions used in determining the fair value of share-based compensation and warrant derivative liability and determination of valuation allowances for recoverability of income tax assets.  Actual results could vary materially from those reported.

c)

Foreign currency transactions

The Company’s financial information is presented in United States dollars (“US dollars” or “USD”). The functional currency of the Company is the Canadian dollar (“CAD”). The functional currency of the Company’s subsidiaries is the US dollars. Exchange gains and losses resulting from transactions by the Company denominated in a currency other than the USD are included in the consolidated statements of operations and comprehensive loss as exchange gain or loss. The financial statements of the Company are translated into US dollars in accordance with ASC830, “Foreign Currency Matters”. The financial information is first presented in CAD and then is translated into US dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

d)

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

e)

Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, amounts due to related parties and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

e)

Fair value of financial instruments (cont’d…)

The Company uses a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop using its own assumptions.

Cash is measured using level 1 inputs of the fair value hierarchy.

f)

Share-based compensation

The Company has granted stock options to directors, officers and consultants to purchase shares of the Company's common stock to various parties for consulting services. The fair values of the stock options issued have been estimated using the Black-Scholes option-pricing model.

The Company accounts for share-based compensation under "Share-Based Payment," which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model.

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 “Equity-Based Payments to Non-Employees”, which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

g)

Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.

h)

Warrant derivative liability

The Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (US dollar) which is different from the Company’s functional currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. See discussion of the warrant derivative liability in note 9.

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

i)

Research and development costs

Research and development costs are expensed as incurred.

j)

Long-lived assets

The Company monitors the recoverability of long-lived assets, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. ASC 360 “Property, Plant, and Equipment” requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition.   If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value.

k)

Loss per share

The Company computes net loss per common share using ASC Topic 260 "Earnings Per Share" guidance. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The effect of  1,020,000 (2013  – 1,420,000) outstanding warrants and 6,400,000 (2013 – 200,000) outstanding stock options were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

l)

Recent Accounting Pronouncements

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

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

3.

SOLAR PANEL LICENSE, SHARE EXCHANGE AND CANCELLATION OF PREFERRED SHARES

The Company previously had an investment of 1,004,999 shares of restricted common stock of Solarise Power, Inc., a privately owned Nevada corporation (“Solarise”) that specializes in the development of solar panel technology, for a total purchase price of $2,500,000 which was paid as follows: i) consideration in the amount of $250,000; and ii) the issuance to Solarise of 1,000,000 shares of Series A Non-Voting Convertible Preferred Common Stock of the Company. This investment was fully impaired during the year ended March 31, 2011.

During the year ended March 31, 2014, the Company cancelled its 1,000,000 preferred shares owned by Solarise in exchange for 1,004,999 Solarise common shares owned by the Company, effectively reversing the transaction that was consummated on September 6, 2010.

4.

ADVANCES

During the year ended March 31, 2013, the Company advanced $62,870 for purchase of three subsidiaries: Gill Powergen, Atlantic Rajgarh and Atlantic Tibba.  These subsidiaries hold interests in certain hydro projects located in India.  The shares were issued subsequent to March 31, 2013; accordingly the funds were classified as advances as at March 31, 2013.

5.

HYDRO PROJECTS

In April 2013, Jagat completed the purchase of the shares in the subsidiaries that hold interests in the hydro projects as outlined in Note 4.  Costs incurred by the Company totalled $73,775 (March 31, 2013 - $nil) as at March 31, 2014.

6.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these consolidated financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	2014	2013

Loans payable to directors and a relative of a director of the Company.  The loans are unsecured, due on demand and non-interest bearing.  It is expected that these loans will be repaid within the next twelve months.

	$ 1,538	$ 55,755

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing.	249,529	200,931

	$ 251,067	$ 256,686

b)

Salaries and benefits include $72,578 (2013 - $74,798) paid or accrued to a director of the Company.

c)

Issued 6,200,000 (2013 – Nil) stock options and recorded $123,469 (2013 - $Nil) share-based compensation to directors of the Company.

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

7.

CAPITAL STOCK

a)

Authorized stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

b)

Share issuances

During the year ended March 31, 2014:

i)

the Company issued 2,500,000 shares with a value of $100,000 as consideration for consulting services rendered.

ii)

the Company issued 5,000,000 common shares with a value of $100,000 to settle an outstanding loan balance of $74,280, resulting in loss on settlement of debt totalling $25,720.

During the year ended March 31, 2013:

i)

the Company issued a total of 500,000 common shares for subscriptions received in the last fiscal year.

c)

Share subscriptions

At March 31, 2014, there was a $40,000 (2013 - $Nil) outstanding share subscription for a total of 2,000,000 common shares.

d)

Stock options and warrants

The following table summarizes stock options and warrants outstanding as of March 31, 2014 and 2013:

	Warrants	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Balance, March 31, 2012	1,804,454	$ 0.32	200,000	$ 0.20
Issued	-	-	-	-
Expired	(384,454)	0.42	-	-

Balance, March 31, 2013	1,420,000	0.29	200,000	0.20
Issued	-	-	6,200,000	0.05
Expired	(400,000)	0.40	-	-

Balance, March 31, 2014	1,020,000	$ 0.25	6,400,000	$ 0.05

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

7.

CAPITAL STOCK (cont’d…)

d)

Stock options and warrants (cont’d…)

The number of exercisable stock options as at March 31, 2014 is 6,400,000 (2013 – 200,000).

The following stock options were outstanding at March 31, 2014:

Number of Options	Exercise Price	Expiry Date

200,000	$ 0.20	December 30, 2019
6,200,000	0.05	March 31, 2019

6,400,000

At March 31, 2014, the following share purchase warrants were outstanding:

Number of share purchase warrants	Exercise Price	Expiry Date

290,000	$0.25	July 21, 2014
230,000	0.25	July 21, 2016
500,000	0.25	May 29, 2015
1,020,000

Share-based payments

The total share-based payments calculated under the fair value method for options granted during the year was $123,469 (2013 – $Nil). The share-based payments expense for the year was $123,469 (2013 - $Nil). Fair value at grant date of the stock options issued was measured based on the Black-Scholes option-pricing model.  Expected volatility is estimated by considering historic average share price volatility.  The weighted average assumptions used for the Black-Scholes option-pricing model of stock options granted and vested during the year are as follows:

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

7.

CAPITAL STOCK (cont’d…)

Share-based payments (cont’d)

Grant date	March 31, 2014
Expiry date	March 31, 2019
Share price at grant date	$0.02
Exercise price	$0.05
Risk-free interest rate	1.73%
Expected life of options	5 years
Annualized volatility	266.84%
Dividend rate	0.00%
Weighted average fair value per option granted	$0.02

The Company’s closing stock price was $0.02 per share as of March 31, 2014.  The total number of in-the-money options vested and exercisable as of March 31, 2014 was Nil. The total intrinsic value of options exercised during the year ended March 31, 2014 was $Nil (March 31, 2013 - $Nil).

8.

LOANS PAYABLE

During the year ended March 31, 2014, the Company entered into promissory note agreements whereby it borrowed an aggregate of $268,789.  These notes bear interest between 5% to 10% per annum, are unsecured, and are payable between on demand and two years.  Out of the total amount advanced during March 31, 2014, $60,000 is convertible at the lender’s option into the Company’s common shares at a conversion rate to be mutually finalized between the Company and the lender within 10 business days of the lender’s conversion request. The contingent conversion rate may give rise to a contingent beneficial conversion feature which will be calculated and adjusted if necessary on settlement of the contingency. There are no other beneficial conversion features or significant items that should be accounted for separately.  During the year ended March 31, 2014, the Company entered into a loan settlement agreement with one of its lenders to settle an outstanding loan balance of $74,280 in exchange for 5,000,000 of the Company’s common shares with a value of $100,000, resulting in a loss on settlement of debt totaling $25,720 (2013 - $Nil).

	March 31, 2014	March 31, 2013

Balance, beginning of year	$ 117,367	$ 111,370
Loan advances	268,789	9,910
Loan settlement	(74,280)	-
Foreign exchange	-	(3,913)

	311,876	117,367

Less: current portion	(124,659)	(117,367)

Balance, end of year	$ 187,217	$ -

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

9.

WARRANT DERIVATIVE LIABILITY

The Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (US dollar) which is different from the Company’s functional currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $15,313 from the change in fair value of the warrants for the year ended March 31, 2014 (2013 - $6,918).

The following table presents the reconciliation of the fair value of the warrants:

	2014	2013

Balance, beginning of year	$ 27,845	$ 34,763
Gain on warrant derivatives	(15,313)	(6,918)

Balance, end of year	$ 12,532	$ 27,845

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at March 31, 2014: weighted average risk-free interest rate 0.09%, weighted average volatility 298.71%, expected dividend yield – nil, and weighted average expected life (in years) 3. At March 31, 2013: weighted average risk-free interest rate 0.16%, weighted average volatility 265.97%, expected dividend yield – nil, and weighted average expected life (in years) 3.

10.

UNEARNED REVENUE

In March 2013, the Company was engaged to undertake the construction of a 53 KWp solar PV facility for a company based in Canada.  The customer advanced $78,048 (Cdn$79,450) to the Company during the year ended March 31, 2013, and further Cdn$80,000 during the year ended March 31, 2014.  The Company had recorded $80,721 as Unearned Revenue as at March 31, 2013 as the project was not completed and hence the revenue have not yet been earned.

The Company has recorded all the revenue as income during the year ended March 31, 2014 as the criteria for revenue recognition has been met.

11.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the acquisition and construction of hydro projects in Canada and India.  The Company’s sales for the year ended March 31, 2014 are generated in one geographical area, Canada.

12.

SUBSEQUENT EVENTS

In May 2014, the Company issued 2,000,000 shares to three individuals for the share subscriptions received prior to March 31, 2014.

P2 SOLAR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

MARCH 31, 2014 AND 2013

12.

SUBSEQUENT EVENTS (cont’d…)

On June 18, 2014, the Company’s wholly owned subsidiary signed a Power Purchase Agreement for its Rajgarh project.  It is a 35 year PPA with a tariff of $0.10 per KW.

13.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2014	2013

Loss for the year	$ (424,187)	$ (195,180)

Expected income tax (recovery)	$ (110,000)	$ (49,000)
Change in statutory rates and other	15,000	(1,000)
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(30,000)	-
Change in unrecognized deductible temporary differences	91,000	50,000

Total income tax expense (recovery)	$ -	$ -

The significant components of the Company’s deferred tax assets are as follows:

	2014	2013

Deferred Tax Assets
Allowable capital losses	$ 2,000	$ 2,000
Non-capital losses	780,000	799,000

	782,000	801,000
Unrecognized deferred tax assets	(782,000)	(801,000)

Net deferred tax assets	$ -	$ -

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated balance sheet are as follows:

	2014	Expiry Date Range	2013	Expiry Date Range

Temporary Differences
Allowable capital losses	$ 6,000	No expiry date	$ 6,000	No expiry date
Non-capital losses available for future period	2,999,000	2015 to 2034	3,071,000	2014 to 2033

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

In August 2013 the Company changed auditors due to the fact that the Company’s prior auditors ceased being licensed to perform audits.  Davidson & Company LLP of Vancouver, BC, Canada was appointed in August 2013 as the new auditors for the Company.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Annual Report on Controls and Procedures

Management, including our principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, and due to a lack of segregation of duties and lack of management override of controls, management has concluded that, during the period covered in this annual report, such internal controls and procedures were not effective at ensuring that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management, including our principal executive officer and principal financial officer, does not expect that internal controls and procedures will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied.  Also, the design of a control system is subject to the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  We have performed additional analysis and other procedures in an effort to ensure the financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our principal executive officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly specify the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as Mach 31, 2014.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2014, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended March 31, 2014, the Chief Financial Officer with the assistance of a director handled all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by our Board of Directors to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2014, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

	Age	Position
Raj-Mohinder S. Gurm	54	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director

Hans Edblad	48	Director

Stephen Sleigh	60	Director

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

Hans Edblad.  Hans Edblad is 48 years old. In addition to serving as a director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Stephen Sleigh.  Stephen Sleigh is 60 years old currently serves as a director of the Company.  Since 2001, Mr. Sleigh has been a Certified General Accountant.  In addition to serving as a director of the Company, Mr. Sleigh has worked as the Controller for Zodiac Hurricane Technologies, Inc., (“Zodiac”) a French owned boat builder since 2001.  As the Controller, Mr. Sleigh handles all maters of accounting for Zodiac, including accounts payable, accounts receivable, and monitoring the company’s capital assets, as well as assisting with the development and maintenance of the company’s budgets.  Mr. Sleigh has a BSc., MSc., and a PhD in Chemistry from the University of Manchester, UK.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2014 2013 2012	72,578 74,798 75,407	-- -- --	-- -- --	1,750,000 0 0	-- -- --	-- -- --	-- -- --	72,578 74,798 75,407

Employment Agreements

On April 12, 1999, the Company entered into an employment agreement with Raj-Mohinder Gurm.  Pursuant to the terms of the employment agreement, Mr. Gurm is entitled to annual compensation of $72,000 at a rate of $6,000 per month plus 4% vacation pay for total of $6,240 per month.    A copy of the employment agreement was filed as Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 26, 2002, and is hereby incorporated by reference.

Option Grants in Last Fiscal Year

The option grants are outlined in the table below

Name	Options	Exercise Price	Expiry Date
Raj-Mohinder Gurm	1,750,000	$ 0.050	3/31/2019
Stephen Sleigh	1,000,000	$ 0.050	3/31/2019
Hans Edblad	750,000	$ 0.050	3/31/2019
Bali Randhawa	1,000,000	$ 0.050	3/31/2019
Sham Dhari	500,000	$ 0.050	3/31/2019
Herb Dhaliwal	600,000	$ 0.050	3/31/2019
Brian Kryska	600,000	$ 0.050	3/31/2019

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended March 31, 2014:

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Raj Mohinder-Gurm	0	0	1,750,000	0	0	0	0
Stephen Sleigh	0	0	1,000,000	0	0	0	0
Hans Edblad	0	0	750,000	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Held	Percent of Class (2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm 3718 91st Avenue Surrey, BC, Canada V3V 7X1	15,527,975	23.77%
$.001 Par Value Common Stock	Stephen Sleigh 1330 Harwood St. Suite 1907 Vancouver, BC. Canada V6E 1S8	0	0%
$.001 Par Value Common Stock	Hans Edblad 20 Sara Lane Cold Stream, BC, Canada	234,907	0.36%
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	15,762,882	24.13%

(1) Director or Officer of Company

(2) Percentages are calculated based on 65,338,179 shares outstanding as of March 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of March 31, 2014, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Davidson & Company LLP for audit of the Company's annual consolidated financial statements were CAD$60,000 for the fiscal years ended March 31, 2014 and 2013, and $15,000 for the fiscal year ended March 31, 2013 by Lake and Associates.

Audit Related Fees

(2)

Davidson & Company LLP did not bill the Company any amounts for assurance and related services that were related to its audit.  We paid CAD$11,000 for quarterly reviews of the Company’s interim condensed consolidated financial statements during the fiscal year ended March 31, 2014 to Davidson & Company LLP, and we paid US$8,250 to Lake and Associates for the quarterly reviews for fiscal year ended March 31, 2013.

Tax Fees

(3)

The aggregate fees billed by Davidson & Company LLP, for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2014 and 2013.

All Other Fees

 (4)

Davidson & Company LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2014 and 2013.

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

Date:  August 4, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/

Raj-Mohinder S. Gurm

Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Date:  August 4, 2014

By:  /s/ Hans Edblad

Hans Edblad, Director

Date:  August 4, 2014