Form 10-Q
period 2014-06-30
P2 Solar, Inc.
filed 2014-08-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[ X ] No

As of August 19, 2014 the Issuer had 67,338,179 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of P2 Solar, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended March 31, 2014 and all amendments thereto.

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-12

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Current
Cash	$ 4,420	$ 4,610
Receivables	8,836	8,489
Prepaid expenses	71,454	70,934

	84,710	84,033

Hydro projects (Note 3)	75,855	73,775

	$ 160,565	$ 157,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued Liabilities	$ 154,212	$ 162,159
Loan payable (Note 6)	193,267	124,659
Warrant derivative Liability (Note 7)	55,226	12,532
Due to related parties (Note 4)	279,605	251,067

	682,310	550,417

Loan Payable (Note 6)	140,977	187,217
Total Liabilities	823,287	737,634

Shareholders' equity (deficiency)
Capital stock
Authorized
500,000,000 common shares, with a par value of $0.001
5,000,000 preferred shares, with a par value of $0.001
Issued
67,338,179 (March 31, 2014 – 65,338,179) common shares	67,288	65,288
Additional paid-in capital	6,534,321	6,496,321
Share Subscriptions	-	40,000
Other comprehensive loss	(276,254)	(265,495)
Deficit	(6,988,077)	(6,915,940)

	(662,722)	(579,826)

	$ 160,565	$ 157,808

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

EXPENSES
Advertising and promotion	$ 1,178	$ 1,187
Bank charges	755	435
Consulting fees	192	100,000
Legal and accounting	2,574	12,743
Rent	355	2,931
Salaries and benefits (Note 4)	17,159	18,289
Office and other	2,102	1,026
Telephone and utilities	-	606
Travel and trade shows	372	59
Foreign exchange loss (gain)	-	(27)

	24,687	137,249

Loss from operations	(24,687)	(137,249)

OTHER ITEMS
Interest expense	(4,756)	-
Unrealized loss on warrant derivative liability	(42,694)	-

Loss before income tax	(72,137)	(137,249)

Income tax	-	-

Net loss	(72,137)	(137,249)

Other comprehensive income (loss)	(10,759)	30,762

Net loss and comprehensive loss	$ (82,896)	$ (106,487)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding (basic and diluted)	66,093,735	57,628,590

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIENCY)

(Expressed in U.S. dollars)

(Unaudited)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Share Subscriptions	Foreign Exchange Reserve	Deficit	Total

Balance (deficiency) March 31, 2014	65,338,179	$ 65,228	$ 6,496,321	$ 40,000	$ (265,495)	$ (6,915,940)	$ (579,826)

Shares Subscriptions Issued	2,000,000	2,000	38,000	(40,000)	-	-	0
Change in foreign currency translation adjustment	-	-	-	-	(10,759)	-	(10,759)
Net loss	-	-	-	-	-	(72,137)	(72,137)

Balance (deficiency) June 30, 2014	67,338,179	$ 67,288	$ 6,570,691	$ -	$ (276,254)	$ (6,988,077)	$ (662,722)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

OPERATING ACTIVITIES
Net loss	$ (72,137)	$ (137,249)
Adjustments to reconcile net loss:
Shares issued for services		100,000
Unrealized loss on Warrants derivatives	42,694	-
Unrealized Foreign exchange	(747)	-

Accrued Interest expense	4,756	-
Wages accrued to director	17,159	18,303
Changes in current assets:	-	-
Receivable	(347)
Increase in costs on uncompleted contract		(128,550)

Changes in current liabilities
Accounts payable	(7,947)	(7,023)
Due to related parties	7,858
Unearned activities	-	76,064

Net cash used in operating activities	(8,711)	(78,455)

INVESTING ACTIVITIES
Investment in Hydro project	-	(34,195)
Solar panel license	-	-

Net cash used in investment activities	-	(34,195)

FINANCING ACTIVITIES
Due to related party	3,521	48,225
Loans payable	5,000	57,048

Net cash provided in financing activities	8,521	105,273

Foreign exchange	-	5,059

Change in cash equivalents	(190)	(2,318)
Cash, beginning of period	4,610	2,894

Cash, end of period	$ 4,420	$ 576

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Supplemental information:
Interest paid	$ -	$ -
Income taxes paid	-	-

Non-cash investing and financing activities common stock issued in connection with:
Services	$ -	$ 100,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2014

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

Interim financial statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the three months ended June 30, 2014 and 2013 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2014. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2014

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN (cont’d…)

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

3.

HYDRO PROJECTS

During the year ended March 31, 2013, the Company acquired three subsidiaries: Gill Powergen, Atlantic Rajgarh and Atlantic Tibba.  These subsidiaries hold interests in certain hydro projects located in India.  Costs incurred by the Company totalled $75,855 (March 31, 2014 - $73,775) as at June 30, 2014.

4.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	June 30, 2014	March 31, 2014

Loans payable to directors and officers of the Company. The loans are unsecured, due on demand and non-interest bearing. It is expected that these loans will be repaid within the next twelve months.	$ 3,568	$ 1,538

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing.	276,037	249,529

	$ 279,605	$ 251,067

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2014

4.

RELATED PARTY TRANSACTIONS (cont’d…)

b)

Salaries and benefits include $17,159 (2013 - $18,289) paid or accrued to a director and officer of the Company.

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

b)

Share issuances

During the three-month period ended June 30, 2014 the Company issued 2,000,000 shares with a value of $40,000 for subscriptions received in the last period.

c)

Share subscriptions

At June 30, 2014 there were no outstanding share subscriptions

d)

Warrants

One million warrants at exercise price of $0.10 were issued to three individuals.  These warrants are exercisable for 12 months.

e)

Stock options

No stock options were issued in this period.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2014

5.

CAPITAL STOCK (cont’d…)

The following table summarizes stock options and warrants outstanding as of June 30, 2014:

	Warrants	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Balance, March 31, 2014	1,020,000	$ 0.25	6,400,000	$ 0.05
Issued	1,000,000	0.10	-	-
Expired	-	-	-	-

Balance, June 30, 2014	2,020,000	$ 0.18	6,400,000	$ 0.05

The number of exercisable stock options as at June 30, 2014 is 6,400,000 (March 31, 2014 – 6,400,000).

The following stock options were outstanding at June 30, 2014:

Number of Options	Exercise Price	Expiry Date

200,000	$ 0.20	December 30, 2019
6,200,000	0.05	March 31, 2019

6,400,000

At June 30, 2014, the following share purchase warrants were outstanding:

Number of share purchase warrants	Exercise Price	Expiry Date

290,000	$0.25	July 21, 2014 (subsequently expired)
230,000	0.25	July 21, 2016
500,000	0.25	May 21, 2015
1,000,000	0.10	May 27, 2015
2,020,000

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2014

6.

 LOANS PAYABLE

During the period ended June 30, 2014, the Company entered into promissory note agreements whereby it borrowed an aggregate of $5,000 (March 31, 2014 - $268,789).  These notes bear interest between 5% to 10% per annum, are unsecured, and are payable between on demand and two years.  Out of the total amount advanced during June 30, 2014, $65,000 (March 31, 2014 - $60,000) is convertible at the lender’s option into the Company’s common shares at a conversion rate to be mutually finalized between the Company and the lender within 10 business days of the lender’s conversion request. The contingent conversion rate may give rise to a contingent beneficial conversion feature which will be calculated and adjusted if necessary on settlement of the contingency. There are no other beneficial conversion features or significant items that should be accounted for separately.

June 30, 2014

Balance, beginning of period	$ 311,876
Loan advances	5,000
Foreign exchange	17,368

334,244

Less: current portion	(193,267)

Balance, end of period	$ 140,977

7.

WARRANT DERIVATIVE LIABILITY

The Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (US dollar) which is different from the Company’s functional currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a loss of $42,694 from the change in fair value of the warrants for the period ended June 30, 2014.

The following table presents the reconciliation of the fair value of the warrants:

2014

Balance, beginning of period	$ 12,532
Loss on warrant derivatives	42,694

Balance, end of period	$ 55,226

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at June 30, 2014: weighted average risk-free interest rate 0.14%, weighted average volatility 289.97%, expected dividend yield – nil, and weighted average expected life (in years) 0.96.

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

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Quarter ended June 30, 2014

Sales

During the three months ended June 30, 2014, the Company had sales of $nil as compared to sales of $nil during the three months ended June 30, 2013.

Operating Expenses

During the three months ended June 30, 2014, the Company had operating expenses of $24,687 as compared to operating expenses of $137,249 during the three months ended June 30, 2013, and decrease of $112,562 or approximately 82%. The decrease in operating expenses experienced by the Company was primarily attributable to decrease in consulting fees.

Loss and Comprehensive Loss

The Company had a loss and comprehensive loss of $82,896 for the three months ended June 30, 2014, as compared to a loss and comprehensive loss of $106,487 for the three months ended June 30, 2013, an decrease of $23,591 or approximately 22%. The change in net loss experienced by the Company was primarily attributable to decrease in consulting fees and currency exchange fluctions.

	2015	2014				2013
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Sales	-	-	-	153,055	-	-	-	-
Gross Profit	-	-	-	28,320	-	-	-	-
Loss	72,137	(188,891)	(72,105)	(25,942)	(137,249)	(66,546)	(29,810)	(71,087)
Loss & Comprehensive Loss	(82,896)	(177,517)	(61,151)	(32,073)	(106,487)	(72,104)	(26,089)	(71,699)
Loss per Share	0.01	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)

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

Liquidity and Capital Resources

As of June 30, 2014, the Company’s unaudited balance sheet reflects total assets of $160,565, as compared to total assets of $157,808 during the fiscal year ended March 31, 2014, an increase of $2,757 or approximately 2%.  The increase was primarily attributable to currency exchange differences

Our unaudited balance sheet reflects that as of June 30, 2014, we have total current liabilities of $823,287, as compared to total current liabilities of $737,634 at March 31, 2014, an increase of $85,653 or approximately 12%.  The increase was primarily attributable to the fact that during the three months ended June 30, 2014, the Company received loans of approximately $5,000 from unrelated parties, plus directors’ accrued wages, loans from director, and increase in accounts payable to be used to fund operating expenses and ongoing expenses related to projects in India.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the existence of material weaknesses in our internal controls over financial reporting.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended June, 2014, the Chief Financial Officer with the assistance of a director handled all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: August 19, 2014

 Title: Chief Executive Officer & Chief Financial Officer