Form 10-Q
period 2014-09-30
P2 Solar, Inc.
filed 2015-02-10
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-91190

P2 SOLAR, INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Unit 250, 2411 – 160 Street Surrey, British Columbia, Canada, V3Z 0C8
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

[ X ] No

As of February 4th, 2015 the Issuer had 67,338,179 shares of common stock issued and outstanding.

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

P2 SOLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Interim Condensed Consolidated Balance Sheets	3

Interim Condensed Consolidated Statements of Operations & Comprehensive Loss	4

Interim Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)	5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Unaudited Financial Statements	8-13

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Current
Cash	$ 11,458	$ 4,610
Receivables	11,681	8,489
Prepaid expenses	68,802	70,934

Total current assets	91,941	84,033

Hydro projects (Note 3)	73,134	73,775

Total assets	$ 165,075	$ 157,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 241,053	$ 162,159
Loans payable (Note 6)	335,711	124,659
Warrant derivative liability (Note 7)	47,764	12,532
Due to related parties (Note 4)	275,982	251,067

Total current liabilities	900,510	550,417

Loans payable (Note 6)	-	187,217
Total liabilities	900,510	737,634

Shareholders' equity (deficiency)
Capital stock
Authorized
500,000,000 common shares, with a par value of $0.001
5,000,000 preferred shares, with a par value of $0.001
Issued
67,338,179 (March 31, 2014 – 65,338,179) common shares	67,288	65,288
Additional paid-in capital	6,534,321	6,496,321
Share subscriptions	-	40,000
Accumulated other comprehensive loss	(253,924)	(265,495)
Deficit	(7,083,120)	(6,915,940)

	(735,435)	(579,826)

	$ 165,075	$ 157,808

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Revenue	$ -	$ 154,138	$ -	$ 154,138
Cost of revenue	-	127,459	-	127,459

Gross profit	-	26,679	-	26,679

EXPENSES
Advertising and promotion	1,180	3,082	-	1,895
Bank charges	1,045	1,424	290	989
Consulting fees	193	118,590	-	18,590
Legal and accounting	74,097	18,187	71,523	5,444
Rent	710	4,850	355	1,919
Salaries and benefits	34,359	37,776	17,200	19,487
Office and other	2,765	2,075	664	1,049
Telephone and utilities	-	1,160	-	554
Travel and trade shows	4,986	1,502	4,614	1,443
Foreign exchange loss (gain)	2,489	1,214	2,489	1,241

	121,824	189,860	97,135	52,611

Loss from operations	(121,824)	(163,181)	(97,135)	(25,932)

Interest expense	(10,124)	(10)	(5,368)	(10)
Unrealized gain (loss) on warrant derivative	(35,232)	_________-_	7,462	_______-__

Loss for the period	(167,180)	(163,191)	(95,041)	(25,942)

Net loss	(167,180)	(163,191)	(95,041)	(25,942)

Foreign exchange translation	11,571	24,631	22,330	(6,131)

Net loss and comprehensive loss for the period	$ (155,609)	$ (138,560)	$ (72,711)	$ (32,073)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding (basic and diluted)	66,738,179	59,550,508	67,338,179	60,338,179

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIENCY)

(Expressed in U.S. dollars)

(Unaudited)

	Common Shares (Number)	Common Shares (Amount)	Additional Paid-In Capital	Share Subscriptions	Accumulated Other Comprehensive Loss	Deficit	Total

Balance (deficiency) March 31, 2014	65,338,179	$ 65,288	$ 6,496,321	$ 40,000	$ (265,495)	$ (6,915,940)	$ (579,826)

Shares subscriptions issued	2,000,000	2,000	38,000	(40,000)	-	-	-
Change in foreign
currency translation adjustment	-	-	-	-	11,571	-	11,571

Net loss	-	-	-	-	-	(167,180)	(167,180)

Balance (deficiency) September 30, 2014	67,338,179	$ 67,288	$ 6,534,321	$ -	$ (253,924)	$ (7,083,120)	$ (735,434)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013

OPERATING ACTIVITIES
Net loss	$ (167,180)	$ (163,191)
Adjustments to reconcile net loss:
Shares issued for services	-	100,000
Unrealized loss on warrants derivative	35,232	-
Unrealized foreign exchange	7,979	-

Accrued Interest expense	10,124	-
Receivable	(3,192)	3,165
Prepaid expense	-	(793)

Accounts payable	68,770	9,951
Accrued liabilities	-	(15,514)
Due to related parties	24,915	38,610
Unearned income	-	(80,721)

Net cash used in operating activities	(23,352)	(108,493)

INVESTING ACTIVITIES
Investment in hydro project	-	(17,422)

Net cash used in investing activities	-	(17,422)

FINANCING ACTIVITIES
Due to related party	-	30,715
Loans payable	30,200	77,736

Net cash provided by financing activities	30,200	108,451

Foreign exchange	-	14,458

Change in cash	6,848	(3,006)
Cash, beginning of period	4,610	2,894

Cash (bank indebtedness), end of period	$ 11,458	$ (112)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013

Supplemental information:
Interest paid	$ -	$ -
Income taxes paid	-	-

Non-cash investing and financing activities common stock issued in connection with:
Services	$ -	$ 100,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from Natco International Inc. to P2 Solar, Inc. The Company’s current business operations are focused on the construction of solar and hydro power plants located in India.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2014, included in the Company’s Annual Report on Form 10-K, filed August 4th, 2014, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Cash is measured at level 1 of the fair value hierarchy.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

1.

BASIS OF PRESENTATION, NATURE OF OPERATIONS AND GOING CONCERN (cont’d…)

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company needs additional working capital to continue development of solar and hydro projects or to be successful in any future business activities and continue to pay its liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital. The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

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

3.

HYDRO PROJECTS

During the year ended March 31, 2013, the Company acquired three subsidiaries: Gill Powergen, Atlantic Rajgarh and Atlantic Tibba.  These subsidiaries hold interests in certain hydro projects located in India.  Costs incurred  totalled $73,134(March 31, 2014 - $73,775) as at September 30, 2014.

4.

RELATED PARTY TRANSACTIONS

Other than as disclosed elsewhere in these financial statements, the following amounts have been recorded as transactions with related parties:

a)

Amounts due to related parties are as follows:

	September 30, 2014	March 31, 2014

Loans payable to directors and officers of the Company. The loans are unsecured, due on demand and non-interest bearing. It is expected that these loans will be repaid within the next twelve months.	$ 1,518	$ 1,538

Wages and bonus payable to a director and officer of the Company. This liability is unsecured, due on demand and non-interest bearing.	274,464	249,529

	$ 275,982	$ 251,067

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

4.

RELATED PARTY TRANSACTIONS (cont’d…)

b)

Salaries and benefits include $34,359 (2013 - $37,776) accrued to a director and officer of the Company.

5.

CAPITAL STOCK

a)

Authorized stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share shall entitle the holder to one vote, in person or proxy on any matter on which action of the stockholder of the Company is sought. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

b)

Share issuances

During the six-month period ended September 30, 2014, the Company issued 2,000,000 shares with a value of $40,000 for subscription received in fiscal 2014.

c)

Share subscriptions

At September 30, 2014 there were no outstanding share subscriptions.

d)

Warrants

1,000,000 warrants with an exercise price of $0.10 were issued during the six month period ended September 30th, 2014.  290,000 warrants exercisable at $0.25 expired on July 21, 2014

e)

Stock options

No stock options were issued in this period.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

5.

CAPITAL STOCK (cont’d…)

The following table summarizes stock options and warrants outstanding as of September 30, 2014:

	Warrants	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Intrinsic Value

Balance, March 31, 2014	1,020,000	$ 0.25	6,400,000	$ 0.05	$ -
Issued	1,000,000	0.10	-	-	-
Expired	(290,000)	0.25	-	-	-

Balance, September 30, 2014	1,730,000	$ 0.16	6,400,000	$ 0.05	$ -

The number of exercisable stock options as at September 30, 2014 is 6,400,000 (March 31, 2014 – 6,400,000).

The following stock options were outstanding at September 30, 2014:

Number of Options	Exercise Price	Expiry Date

200,000	$ 0.20	December 30, 2019
6,200,000	0.05	March 31, 2019

6,400,000

At September 30, 2014, the following share purchase warrants were outstanding:

Number of share purchase warrants	Exercise Price	Expiry Date

230,000	$ 0.25	July 21, 2016
500,000	0.25	May 21, 2015
1,000,000 1,730,000	0.10	May 27, 2015

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

6.

 LOANS PAYABLE

During the period ended September 30, 2014, the Company entered into promissory note agreements whereby it borrowed an aggregate of $30,200 (March 31, 2014 - $268,789).  These notes bear interest between 5% to 10% per annum, are unsecured, and are payable between on demand and two years.  Out of the total amount advanced as of September 30, 2014, $65,000 (March 31, 2014 - $60,000) is convertible at the lender’s option into the Company’s common shares at a conversion rate to be mutually finalized between the Company and the lender within 10 business days of the lender’s conversion request. The contingent conversion rate may give rise to a contingent beneficial conversion feature which will be calculated and adjusted if necessary on settlement of the contingency. There are no other beneficial conversion features or significant items that should be accounted for separately.

	September 30, 2014	March 31, 2014

Balance, beginning of period	$ 311,876	$ 117,367
Loan advances	30,200	268,789
Loan settlement	-	(74,280)
Foreign exchange	6,305	-

	335,711	311,876

Less: current portion	(335,711)	(124,659)

Balance, end of period	$ -	$ 187,217

7.

WARRANT DERIVATIVE LIABILITY

The Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (US dollar) which is different from the Company’s functional currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a loss of $35,232 from the change in fair value of the warrants for the period ended September 30, 2014.

The following table presents the reconciliation of the fair value of the warrants:

2014

Balance, beginning of period	$ 12,532
Loss on warrant derivatives	35,232

Balance, end of period	$ 47,764

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at September 30, 2014: weighted average risk-free interest rate of 0.18%, weighted average volatility of 302.04%, expected dividend yield – nil, and weighted average expected life (in years) of 1.01.

P2 SOLAR INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2014

8.

SIGNIFICANT AND SUBSEQUENT EVENTS

On August 25, 2014 the Company signed a consulting agreement with Sage Stone of Calgary.

On September 18th, 2014, the Company signed the agreement to purchase Barkote 1 project (9.5 MW hydro project located in Northern India).

On January 8th, 2015, the Company signed a MOU with Monterey Renewal to provide equity financing for all its projects in India.

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

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including our predecessor British Columbia Corporation) since 1990.   The Company’s current business operations are focused on the construction of solar and hydro power plants located in India.

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Months ended September 30, 2014

Sales

During the three months ended September 30, 2014, the Company had sales of $nil as compared to sales of $154,138 during the three months ended September 30, 2013.  The decrease in sales recorded by the Company during the three month period ended September 30, 2014 as compared to the three month period ended September 13, 2013 was due to to the fact that the Company did not complete any solar projects during the three months ended September 30, 2014, as compared to the three months September 30, 2013 in which the Company completed the Canada Ticket Solar Project in Langley, British Columbia.

Operating Expenses

During the three months ended September 30, 2014, the Company had operating expenses of $97,136 as compared to operating expenses of $52,611 during the three months ended September 30, 2013, an increase of $44,525, or approximately 85%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in accounting costs due to the fact that the Company had to re-audit  its financial statements for 2013 along with 2014 audit due to the delisting of the Company’s previous auditors in the United States.

Loss and Comprehensive Loss

The Company had a loss and comprehensive loss of $95,042 for the three months ended September 30, 2014, as compared to a loss and comprehensive loss of $32,073 for the three months ended September 30, 2013, an increase of $62,969 or approximately 196%. The change in net loss experienced by the Company was primarily attributable to increase in audit fees and currency exchange fluctuations.

	2015		2014				2013
	Q1	Q2	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Sales	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Gross Profit	-	-	-	-	28,320	-	-	-	-
Loss	(72,138)	(95,042)	(188,891)	(72,105)	(25,942)	(137,249)	(66,546)	(29,810)	(71,087)
Loss & Comprehensive Loss	(82,898)	(72,711)	(177,517)	(61,151)	(32,073)	(106,487)	(72,104)	(26,089)	(71,699)
Loss per Share	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)

Six months ended September 30, 2014

Sales

During the six months ended September 30, 2014, the Company had sales of $nil as compared to sales of $154,138 during the six months ended September 30, 2013.  The decrease in sales recorded by the Company during the six month period ended September 30, 2014 as compared to the six month period ended September 13, 2013 was due to to the fact that the Company did not complete any solar projects during the six months ended September 30, 2014, as compared to the six months end September 30, 2013 in which the Company completed the Canada Ticket Solar Project in Langley, British Columbia.

.

Operating Expenses

During the six months ended September 30, 2014, the Company had operating expenses of $121,824 as compared to operating expenses of $189,860 during the six months ended September 30, 2013, a decrease of $68,036, or approximately 36%. The decrease in operating expenses experienced by the Company was primarily attributable to decrease in consulting expense during this period.

Loss and Comprehensive Loss

The Company had loss and comprehensive loss of $155,609 for the six months ended September 30, 2014, as compared to a loss and comprehensive loss of $138,560 for the six months ended September 30, 2013, a change of $17,049 or approximately 12%.  The change in loss and comprehensive loss experienced by the Company was primarily attributable to the difference in exchange rates.

Liquidity and Capital Resources

As of September 30, 2014, the Company’s unaudited balance sheet reflects total assets of $165,075, as compared to total assets of $157,808 as at March 31, 2014, an increase of $7,267 or approximately 4.6%.  The increase was primarily attributable to currency exchange differences.

Our unaudited balance sheet reflects that as of September 30, 2014, we have total current liabilities of $900,510, as compared to total current liabilities of $550,417 at March 31, 2014, an increase of $350,093 or approximately 64%.  The increase was primarily attributable to the fact that during the Six months ended September 30, 2014, some of the loans were reclassified as current loans and the Company received loans of approximately $30,200 from unrelated parties, plus directors’ accrued wages, and increase in accounts payable to be used to fund operating expenses and ongoing expenses related to projects in India.

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

The Company estimates that the total aggregate costs for the construction of the two hydro projects will be approximately $3.7 million dollars and further $9.5 million will be required to finance the acquisition of recently announced project, Barkote 1.  The hydro project in Rajgarh located in Ludhiana, Punjab, India is estimated to cost $2.2 million and the hydro project in Tibba located in Ludhiana, Punjab, India Tibba is estimated to cost $1.5 million.   The Company anticipates that it will attempt to raise the money from local individual investors by selling convertible preferred shares.  We are currently working on the terms of the preferred shares. Furthermore, we have recently signed a Memorandum of Understanding (MOU) with a fund to finance all our projects and the fund is in the process of doing their Due Diligence on all our projects; we are hopeful that we will be able to obtain financing though this fund.  However, there is no guarantee that we will be successful in raising any additional capital.  If we are unable to finance the Company by debt or equity financing, or a combination of the two, we will have to look for other sources of funding to meet our requirements.  That source has not yet been identified.

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

Significant and Subsequent Events

On August 25, 2014 the Company signed a consulting agreement with Sage Stone of Calgary to help raise the funds required to construct and acquire all of company’s projects.

On September 18th, 2014, the Company signed the agreement to purchase Barkote 1 project (9.5 MW hydro project located in Northern India).

On January 8th, 2015, the Company signed a MOU with Monterey Renewal to provide equity financing for all its projects in India.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As defined by Rule 12b-2 of the Exchange Act, the Company is a smaller reporting company, and as such, is not required to provide the information required under this item

ITEM 4.

CONTROLS AND PROCEDURES.

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

The material weakness is the result of insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended September, 2014, the Chief Financial Officer with the assistance of a director handled all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 P2 Solar, Inc.

 By: /s/ Raj-Mohinder S. Gurm

 -----------------------------------

 Name: Raj-Mohinder S. Gurm

 Date: February 10, 2015

 Title: Chief Executive Officer & Chief Financial Officer