Form 10-K
period 2023-03-31
P2 Solar, Inc.
filed 2023-08-08
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-91190

P2 SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0234680
State or other jurisdiction of incorporation	(IRS Employer Identification Number)

13718 91 Avenue, Surrey, British Columbia, Canada	V3V 7X1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (778) 321-0047

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$158,286

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 31, 2023, the Company had 67,946,513 shares issued and outstanding.

2

PART I

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING THE PLANS AND OBJECTIVES OF THE COMPANY WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

ITEM 1. BUSINESS.

General

P2 Solar, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, the “Company”, “P2 Solar” or the “Registrant”) has been in existence as a Company (including its predecessor British Columbia Corporation) since 1990.   As discussed more fully below, the Company’s current business operations are focused on the construction of residential and commercial rooftop and ground mount solar power plants  in Canada.

The Company was initially organized under the laws of British Columbia, Canada, on November 21, 1990, as Spectrum Trading Inc. The Company’s initial business plan was to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997.  In 1997, the Company began the chemical manufacturing business.  On May 14, 1999, pursuant to Section 388 of the Delaware General Corporation Law, the Company domesticated to Delaware and began a chemical manufacturing business; these operations were phased out at the end of 2008.  Subsequent to the Company’s domestication to Delaware, on September 3, 2004, the Company changed its name to Natco International, Inc. On March 11, 2009, the Company changed its name to P2 Solar, Inc.

The principal office of the Company is located at 13718 91 Avenue, Surrey, British Columbia, Canada, V3V 7X1.  The address of the registered office of the Company is 16192 Coastal Highway, Lewes, Delaware 19958.

Inter-corporate Relationships

The chart below illustrates the corporate structure of the Company, including its subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

P2 Solar, Inc. (Delaware)

Futricity Solar, Inc. (Canada) Wholly owned Subsidiary of P2

Recent History

April 1, 2022 to March 31, 2023

On March 6, 2015, the Company received a cease trade order from the British Columbia Securities Commission for failure to file records required as an OTC reporting issuer. On November 24, 2022, the Company received a partial revocation order from the British Columbia Securities Commission, permitting the Company to conduct a private placement of an amount of up to $110,000 CAD by way of the issuance of debt securities that are convertible into common shares at $0.03 CAD per share (the “Offering”). Management of the Company intends to file the Company’s audited financial statements and pay all outstanding fees to the British Columbia Securities Commission and apply to have the cease trade order fully revoked. There is no guarantee the issuance of a full revocation of the cease trade order in British Columbia in the future.

On December 30, 2022, the Company issued a promissory note on receipt of $10,000 CAD ($7,389 USD). The promissory note is due on demand and bears an interest rate of 5% per annum.

On February 22, 2023, the Company bought all outstanding shares of Futricity Solar, Inc. (“Futricity”), and it became a wholly owned subsidiary of P2 Solar. Futricity was wholly owned by the Director and Officer of the Company.  The purchase price is equal to 25% of future operating income of Futricity for the next five years calculated annually to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028. Futricity is an installer of rooftop and ground mount solar systems for both residential and commercial properties.

On February 27, 2023, the Company issued a promissory note on receipt of $15,000 CAD ($11,084 USD). The promissory note is due on demand and bears an interest rate of 5% per annum.

Subsequent Events

At the time of the Company’s acquisition of Futricity Solar, Inc. (Futricity) on February 22, 2023, Futricity had $102,988.80 CAD worth of orders to install rooftop solar systems.  Since March 31, 2023, the Company has received deposits of $28,694 CAD for the installation of four solar systems totaling 60 KW in size.

Futricity has completed the permiting along with all other relevant approvals and has started to install the systems.

Futricity has also signed five more contracts to install solar systems totaling 65KW for the expected revenue of $143,324 CAD.

On June 15, 2023, the Company paid out in full the Promissory Note payable to Azariah Zemarium in the amount of US$17,841.

On June 29th, 2023, the Company issued a convertible note for $30,000 CAD ($22,168 USD).  The promissory note is due on demand and bears an interest rate of 5% per annum.

Description of Business

Principal Products or Services and their Markets

The Company, through its subsidiary Futricity Solar, Inc installs and maintains small residential and commercial rooftop solar systems in Canada. Based on the specific needs of its customers, the Company purchases its solar modules, inverters and other parts from third parties. The Company’s operations to date have been in solely in British Columbia but the Company intends to expand to other regions in Canada and potentially certain U.S. states in the next two years.

Sales and Marketing Products and Services

Sales to date of the Company’s products and services have been driven by educational seminars given by management focused on educating builders, contractors and other industry professionals about the advantages and use of solar technology. These seminars also educate them how best to design, sell, and implement solar technology in their projects.

The Company also sells its products and services direct to residential homeowners and small commercial enterprises primarily through referrals from other customers. Management of the Company believes that customer referrals will increase in as the Company develops a foothold in a market and that shortly after market entry customer referral will become an increasingly effective way to market the Company’s solar energy systems.

Status of any Publicly Announced New Product or Service

As of the Company's acquisition of Futricity on February 22, 2023, Futricity had $102,988.80 CAD worth of orders for rooftop solar system installations. Since March 31, 2023, the Company has received $28,694 CAD in deposits for four solar systems totaling 60 KW. Futricity has completed permitting and begun installing these systems. Additionally, the Company has signed five more contracts for 65 KW of solar system installations, expected to bring in $143,324 CAD in revenue if completed. Management believes these developments show promising progress in the Company's new solar energy business line but there is no guarantee all orders will be completed.

In addition to the above, the Company diligently accesses new opportunities aimed at expanding its product offerings and services to its customers. The Company remains open to engaging in acquisitions of businesses or product lines, that hold the potential of increasing its market position, granting access to new markets, enhancing the Company’s technological capabilities, and create synergistic opportunities.

Competition

In the solar installation market, the Company competes with companies that offer products similar to its products. Some of these companies have greater financial resources, operational experience, and technical capabilities than the Company. When bidding for solar installation projects, however, the Company’s current experience suggests that there is no clear dominant or preferred competitor in the markets in which the Company competes. Management of the Company does not believe that any competitor has more than 10% of the market across all the areas in which the Company operates.

In the energy sector, the entire solar industry competes with other power generation sources, including conventional options and emerging technologies. Solar power offers distinct advantages and disadvantages when compared to other power-generating technologies. Notable advantages include the flexibility to deploy products in various sizes and configurations, the ability to install products nearly anywhere globally, providing reliable power for numerous applications, and contributing to reduced air, water, and noise pollution. However, other energy sources also have their own advantages, leading electric utilities, grid companies, or other off takers to consider power purchase agreements or other electricity purchase arrangements with specialized companies in those energy sources, rather than with entities such as the Company or other companies specializing in solar power. The advantage solar energy offers over traditional utilities is that it offers customers the opportunity to create their own electricity and reduce dependency from the traditional electrical grid.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

The Company’s primary supply chain involves the procurement of solar equipment for its projects,

together with managing sub-contractors during project construction. The Company purchases equipment, such as solar panels, inverters, and batteries, from various manufacturers and suppliers situated in North America and Asia. This approach ensures that it is not reliant on any single supplier or manufacturer to fulfill product requirements. In the event that any of the Company’s current suppliers reduce or halt production, management is confident in its ability to promptly identify and qualify alternative sources under favorable terms.

In addition, management of the Company is in negotiations to potentially import proprietary panels from a manufacturer in India, which could become the Company’s first branded product.

Dependence on One or a Few Major Customers

The Company earns revenue from completing projects for, or providing defined services to, individual customers. The Company is an early stage company with limited revenue to date.  It is therefore possible that revenue for a given period is dependent on a small number of customers.

Intellectual Property

Generally, the Company’s residential and commercial solar installation and maintenance business is not dependent on intellectual property. The Company has no patents, trademarks or copyrights or any other proprietary rights at the present time.  As needed, the Company intends to rely on intellectual property laws, primarily a combination of copyright and trade secret laws in the U.S., and Canada as well as license agreements and other contractual provisions, to protect any proprietary technology of third parties or its own.

Need for Any Government Approval of Principal Products or Services

The Company has applied for a license as a building contractor and electrical contractor in British Columbia and expects to receive these licenses shortly. If the Company is to operate in other jurisdictions in Canada it will need to obtain the required licenses or contract third parties with the required licenses necessary to operate in that jurisdiction.

The installation of solar energy systems is subject to oversight and regulation in accordance with national, provincial, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. The Company cannot begin the installation of any solar system until it has obtained all necessary approvals  and permits for the installation of the system from local authorities and applicable utility electricity providers.

Effect of Existing or Probable Governmental Regulations on the Business

Management believes that there are no identified existing or probable government regulations that will adversely impact the Company’s business.

Under the 2015 Paris Agreement, Canada has pledged to reduce greenhouse gas (GHG) emissions by 40-45% from 2005 levels by 2030 and has made a commitment to reach net zero emissions by 2050. As a result, the Canadian federal and provincial governments offer various tax incentives and grant programs to promote clean energy which includes solar energy.

For instance, the Canadian federal government offers a federal Investment Tax Credit (ITC) for businesses investing in solar energy projects. The ITC provides a tax credit based on a percentage of the total investment cost of eligible solar equipment. This credit helps reduce the overall tax liability of the business, making solar projects more financially viable.  The Canadian federal government also has an accelerated capital cost allowance tax incentive that allows businesses to claim a higher rate of depreciation for qualifying solar assets. This means businesses can recover the cost of their solar equipment more quickly, resulting in significant tax savings.

In 2023, the Canadian federal government introduced the Canada Greener Homes Grant through Natural Resources Canada. Under this program Canadian homeowners are eligible for grants of up to $5,000 for the installation and implementation of one retrofit that is both eligible and recommended by their energy advisor. This includes the installation of a roof or ground-mounted solar system and up to an additional $600 CAD to support the cost of an EnerGuide home energy evaluation. The same program also offers homeowners up to $40,000 CAD in interest-free loans to help purchase environmentally friendly retrofits. These can include solar panels, more efficient furnaces, or higher quality sealing for windows and doors.

In addition to federal incentives, several Canadian provinces offer their own solar incentive programs. These programs vary by region but may include grants, rebates, feed-in tariffs, or net metering arrangements.

Costs and Effects of Compliance with Environmental Laws

At this time, management of the Company is not aware of any negative costs and effects  associated with compliance with environmental laws in its business.

The Company has no intentions of undertaking product manufacturing for the items it plans to market, sell, and install. The manufacturers responsible for producing these products may engage in research, development, manufacturing, and construction activities that involve the use, generation, and discharge of toxic, volatile, or otherwise hazardous chemicals and wastes. These manufacturers are likely to be subject to various federal, state, and local governmental laws and regulations concerning the acquisition, storage, utilization, and disposal of hazardous materials. Moreover, these laws and regulations may impose significant liabilities for non-compliance or for any environmental contamination resulting from the operations associated with the assets of the Company.

Environmental protection regulations have grown increasingly stringent in recent years and may, in certain circumstances, impose "strict liability," making an entity accountable for environmental damage irrespective of negligence or fault on their part. Consequently, such laws and regulations may expose the Company to liability for the actions or conditions caused by others or for the Company’s own actions that were in compliance with all applicable laws at the time they were performed. If these manufacturers fail to adhere to these regulations and are unable to produce the products the Company intends to market and sell, the Company’s business could be adversely affected. In such a scenario, finding replacement manufacturers and products might be both costly and have a material adverse impact on the business and financial results of the Company.

Seasonality

The solar energy market experiences seasonal and quarterly fluctuations due to weather conditions. For instance, in regions like Canada and the northeastern U.S. where winters are notably cold and snowy, there is a usual decrease in solar panel installations. This decline can have an impact on the timing of orders for the Company's solar installation products.

Employees

As of the date of this Form 10-K, the Company does not have any full or part-time employees.  All work relating to the Company is carried out by the Company’s management and the installations are sub-contracted.

Reports to Security Holders

The Company files reports with the SEC under section 15d of the Securities Exchange Act of 1934.  The reports will be filed electronically. You may read copies of any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports the Company files electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A. RISK FACTORS.

With an experienced management team and existing market demand, the management of the Company anticipates growth in the rollout of its business plan.  There are, however, factors that are sources of uncertainty, as outlined below.

Risks Related to the Financial Position and Capital Requirements of the Company

The auditors of the Company have indicated doubt about the ability of the Company to continue as a going concern.

The auditors of the Company have expressed doubt about the ability of the Company to continue as a going concern. The financial statements of the Company do not include adjustments that might result from the outcome of this uncertainty. If the Company is unable to generate significant revenue or secure financing, it may be required to cease or curtail its operations.

The operating losses and working capital deficiency of the Company raise substantial doubt about its ability to continue as a going concern. If the Company does not continue as a going concern, investors could lose their entire investment.

The operating losses and working capital deficiency of the Company raise substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of $7,961,863 and $7,784,335 as of March 31, 2023 and March 31, 2022, respectively. The Company has incurred annual operating losses from inception until 2023. The Company anticipated becoming profitable as it reduces costs and increases installation revenues as it grows its business. However, there can be no assurances that these actions will result in future or sustained profitability. The Company is subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and the Company may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect the business of the Company. If the Company does not generate sufficient revenues, does not achieve profitability, or does not have other sources of financing to conduct its business, the Company may have to curtail or cease its development plans and operations, which could cause investors to lose the entire amount of their investment.

The Company has a limited operating history, which could make it difficult to accurately evaluate its business and prospects.

Although the Company was formed in 1990, it did not begin selling solar systems until it acquired Futricity in February 2023.  Management believes that its success will depend in large part on its ability to successfully sell solar systems in British Columbia and other provinces against other solar installation companies. Management cannot assure that the Company will operate profitably or that it will have adequate working capital to meet its obligations as they become due.

The Company requires substantial additional funding which may not be available to it on acceptable terms, or at all. If the Company fails to raise the necessary additional capital, it will  be unable to achieve growth of its operations.

The Company's ability to obtain the necessary financing to execute its business plan is subject to a number of factors, including general market conditions and investor acceptance of the business plan. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to the Company. If the Company is unable to raise sufficient funds or generate them through revenues, it will have to significantly reduce its spending, delay or cancel its planned activities, or substantially change its current corporate structure. There is no guarantee that the Company will be able to obtain any funding or that it will have sufficient resources to continue to conduct its operations as projected, any of which could mean that it will be forced to discontinue its operations.

The financial results of the Company may fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of the common stock of the Company.

The revenues, expenses and operating results of the Company are difficult to predict given the limited history of current operations of the Company. Management of the Company expects that its operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond control of the Company. These factors include, but are not limited to:

•	ability to create and increase brand awareness;

•	ability to attract new customers;
•	ability to increase customer base;
•	seasonal consumer demand for solar energy products;
•	the amount and timing of costs relating to the expansion of operations, including sales and marketing expenditures;
•	changes in competitive and economic conditions generally;
•	ability to manage third-party outsourced operations; and
•	changes in the cost or availability of outside contractors.

Due to all of these factors, the operating results of the Company may fall below the expectations of investors, which could cause a decline in the trading price of the common stock of the Company.

The Company does not have an audit or compensation committee, stockholders will have to rely on the entire Board of Directors to perform these functions.

The Company does not have an audit or compensation committee comprised of independent directors. Indeed, it does not have any audit or compensation committee. These functions are performed by the Board of Directors as a whole which currently consists of two people. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report on its financial results or detect fraud. Consequently, investors could lose confidence in the financial reporting of the Company and this may decrease the trading price of the common stock of the Company.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. Management of the Company has been assessing the internal controls of the Company to identify areas that need improvement. Failure to identify and thereafter implement required changes to the internal controls of the Company or any others that management identifies as necessary to maintain an effective system of internal controls, if any, could harm the operating results of the Company and cause investors to lose confidence in the reported financial information of the Company. Any such loss of confidence would have a negative effect on the trading price of the common stock of the Company.

The Company is an “emerging growth company,” and as a result has reduced reporting requirements which may make the common stock of the Company less attractive to investors.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, it is exempt from a number of reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of its internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

Further, the JOBS Act permits an “emerging growth company” such as the Company to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. The Company has elected to extend the transition period for complying with new or revised accounting standards applicable to public companies. The Company has also elected to extend the transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date where the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

The Company intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of a sale of securities of the Company under a registration statement, (b) it has total annual gross revenue of at least $1.235 billion or (c) it is deemed to be a large accelerated filer, which means the market value of the common stock of the Company that is held by non- affiliates exceeds $700 million as of the prior September 30 and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Risks Related to the Business of the Company

The business of the Company is concentrated in British Columbia, putting it at risk of region-specific disruptions.

Currently, 100% of the solar installations completed by the Company are in British Columbia. In addition, management of the Company expects future growth to occur in British Columbia during the fiscal years of 2023-2024, which will further concentrate the Company’s customer base and operational infrastructure. Accordingly, the business and results of operations of the Company are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in British Columbia and in other markets that it may become similarly concentrated.

The Company has a limited operating history in the solar installation industry and as such may not be successful in overcoming certain risks experienced by early stage companies.

The Company has a limited operating history with its solar energy installation products and has been involved primarily in organizational matters. It has also generated limited revenues from its solar energy products to date. Consequently, the Company's operations are subject to all the risks inherent in the establishment of new technology and products in industries within which it is not necessarily familiar. The Company has encountered and will continue to encounter risks and difficulties frequently experienced by early stage companies, including the risks described in this document. If these risks are not addressed successfully, the Company's business, financial condition, results of operations, and prospects will be adversely affected, and the market price of its common stock could decline. As such, any predictions about the Company's future revenue and expenses may not be as accurate as they would be if it had a longer operating history in solar energy technology and products or operated in a more predictable market.

The Company acts as the licensed general contractor for its customers and is subject to risks associated with construction, cost overruns, delays, regulatory compliance, and other contingencies, any of which could have a material adverse effect on its business and results of operations.

The Company is a licensed contractor and serves as the general contractor, electrician, construction manager, and installer for its solar energy systems. It may be liable to customers for any damage it causes to their home, belongings, or property during the installation of its systems. For instance, the Company penetrates its customers' roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of solar energy systems installation. Additionally, since the solar energy systems deployed are high-voltage energy systems, the Company may incur liability for the failure to comply with electrical standards and manufacturer recommendations. The Company's profit on a particular installation is based, in part, on assumptions about the project's cost, and cost overruns, delays, or other execution issues may prevent it from achieving expected results or covering its costs for that project.

Furthermore, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection, metering, and related matters. It is difficult and costly for the Company to track the requirements of every authority having jurisdiction over its operations and solar energy systems. Any new government regulations or utility policies pertaining to the Company's systems, or changes to existing government regulations or utility policies pertaining to its systems, may result in significant additional expenses to the Company and its customers, potentially causing a significant reduction in demand for its systems.

The Company depends on its Chief Executive Officer to manage the business of the Company. The loss of services of this officer could adversely affect the business of the Company and negatively affect the financial condition, results of operations, cash flow and trading price of  the common stock of the Company.

The business of the Company is largely dependent upon the continued efforts of its chief executive officer, Raj-Mohinder Gurm. Although the Company has an employment agreement with Mr. Gurm, it does not guarantee that Mr. Gurm will continue to work for the Company. The loss of Mr. Gurm could affect the ability of the Company to operate and, depending upon the nature of the termination of his relationship, could result in substantial severance payments which the Company may have difficulty in funding.

The Company has a heighted risk of conflict of interest and self-dealing given the size of its Board of Directors.

The Company's Board of Directors comprises only two members, one of which is also the only officer of the Company, which heightens the risk of conflicts of interest and potential self-dealing. With a limited number of directors, individual decisions and actions may carry greater weight, increasing the potential for personal interests to conflict with the best interests of the Company and its shareholders. For instance, the Chief Executive Officer, who is also a Director of the Company, will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved.

The small Board size raises concerns about independent oversight and objectivity in corporate governance practices. Conflicts of interest could lead to decisions favoring personal gain or external affiliations over shareholder value, potentially resulting in reputational damage, regulatory scrutiny, and legal liabilities. Although the Chief Executive and Board intends to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

The Company operates in a highly competitive industry with no barrier to entry. Existing or future competitors may have significantly greater resources than the Company, which may make it difficult for the Company to compete.

The Company is involved in a highly competitive industry where many of its current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly more substantial financial, marketing, and other resources compared to its own. Additionally, some of its competitors may be able to allocate greater resources to marketing and promotional campaigns, adopt more aggressive pricing strategies, and dedicate substantially more resources to systems development than the Company can. The intensification of competition may lead to reduced operating margins, loss of market share, and a potential weakening of the Company's brand franchise. The Company cannot provide assurance that it will be able to compete successfully against existing or future competitors.

The Company does not have any full-time employees or consultants, which could have a negative impact on the business of the Company and its profitability.

The Company's operational structure lacks full-time employees or consultants. Further, consultants and contractors working with the Company are not subjected to an exclusive contractual relationship with it. Relying on external contractors or temporary consultants may lead to dependency on third-party services, impacting the quality, availability, and consistency of support crucial for achieving the business objectives of the Company. Furthermore, the Company's reliance on external resources may be subject to fluctuations in availability and competition from other organizations, leading to potential delays in project timelines or inefficient scaling of operations. It may also result in variable costs and unexpected expenses due to fluctuations in contractor rates, market conditions, or the need for additional expertise. As a consequence, the budgeting and financial planning of the Company may be impacted. The Company may face challenges in ensuring consistency and meeting expected performance levels, as it may have limited control and oversight over the activities and deliverables of external parties. These risks could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s business will be impaired it if loses any of the necessary license to operate or if more stringent government regulations are enacted or if the Company fails to comply with the growing number of regulations pertaining to solar energy and consumer financing industries.

The installation of solar energy systems performed by the Company is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. Any financing transactions by the Company are subject to numerous consumer credit and financing regulations. There is no guarantee that the Company will properly and timely comply with all laws and regulations that may affect its business. If the Company fails to comply with these laws and regulations, it may be subject to civil and criminal penalties. In addition, non-compliance with certain consumer disclosure requirements related to home solicitation sales and home improvement contract sales affords residential customers with a right to rescind such contracts in some jurisdictions.

Risks Related to Industry

The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity applications could reduce demand for solar power systems and harm the Company’s business.

The demand for solar power systems in the market is closely tied to the availability and scale of government subsidies and economic incentives at the local, provincial, and federal levels, which can vary significantly across geographic regions. The reduction, elimination, or expiration of these subsidies and incentives for solar electricity applications poses a potential threat to the business of the Company.

Solar electricity currently enjoys a competitive edge over conventional and non-solar renewable sources due to its cost-effectiveness, a trend management expects to continue in the foreseeable future. To promote the adoption of solar electricity and reduce reliance on traditional energy sources, federal, provincial, and local governments in Canada have provided incentives such as feed-in tariffs, rebates, tax credits, and other forms of support to system owners, distributors, system integrators, and solar power system manufacturers.

However, many of these government incentives have expiration dates, may phase out gradually, or depend on allocated funding that can deplete over time. Furthermore, some incentives require renewal by the relevant authorities to sustain their effectiveness. The risk also lies in the possibility of other electric utility companies or generators lobbying for legislative changes that could adversely impact the solar industry.

Any reduction, elimination, or expiration of government incentives could tilt the competitive balance in favor of non-solar renewable sources and traditional electricity, leading to a potential decline in demand for solar PV systems and adversely affecting product sales and overall revenue of the Company.

As the Company relies on these incentives to foster a favorable market environment for its solar energy solutions, any adverse changes in the incentive landscape could hinder the growth of the solar electricity industry and pose risks to the financial performance of the business of the Company. The Company continually monitors regulatory developments and strives to adapt its strategies accordingly to mitigate potential impacts on its operations. However, there remains inherent uncertainty concerning the sustainability of government incentives and their long-term effects on the business of the Company.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could have adverse effects on the Company's business, financial condition, results of operations, and prospects.

The Company believes that a significant portion of its customers choose solar energy to benefit from lower electricity costs compared to those offered by traditional utilities. However, the broad market adoption of distributed commercial and residential solar energy remains relatively low, with penetration into less than 5% of its total addressable market in Canada.

Moreover, customers' decisions to opt for solar energy may also be influenced by the cost of other renewable energy sources. Any decrease in the retail prices of electricity from traditional utilities or alternative renewable sources could impede the Company's ability to maintain competitive pricing and negatively impact its business. Factors contributing to potential declines in utility electricity prices include the construction of new power generation plants, improvements in energy transmission efficiency, reductions in natural gas prices, utility rate adjustments, energy conservation technologies, public initiatives to reduce electricity consumption, advancements in energy storage technologies, or the development of more cost-effective energy generation technologies.

Should utility electricity prices decrease due to any of these reasons or other factors, the Company may face a competitive disadvantage, challenges in attracting new customers, and limitations on its growth potential. The economic attractiveness of purchasing or leasing the Company's solar energy systems could diminish, thereby impacting on its overall market competitiveness and growth prospects.

The Company's ability to offer economically viable solar energy systems to customers depends on its capacity to assist customers in arranging financing for such installations, which may be impeded by changes to government subsidies and grant programs.

The solar energy systems the Company installs have historically been eligible for Federal tax credits, Federal and provincial grants, as well as depreciation benefits. The Company has relied on financing structures that monetize a significant portion of these benefits, facilitating financing for the solar energy systems. Should customers become unable to monetize these benefits through such government programs, the Company's ability to provide and maintain solar energy systems for new customers on an economically viable basis may be compromised.

The availability of tax-advantaged financing relies on various factors, including financial and credit market conditions, changes in legal or tax risks associated with such financings, and the potential non-renewal or reduction of associated incentives. If government incentivized grants are no longer available for new solar energy systems, changes in laws or interpretations by the Canada Revenue Agency and the courts could reduce funding sources' willingness to provide funds for customers seeking to adopt these solar energy systems. The Company cannot guarantee the continuous availability of this type of financing to its customers. If financing for solar energy systems becomes unattainable, the Company may be unable to offer solar energy systems to new customers on an economically viable basis, which could have a material adverse impact on its business, financial condition, and results of operations.

The purchase and installation of solar energy systems faces potential adverse effects from rising interest rates.

Increases in interest rates could elevate its cost of capital, resulting in higher interest expenses and increased costs for purchasing solar energy systems for installation. Moreover, higher interest rates may negatively affect the Company's ability to arrange favorable financing terms for customers purchasing its solar energy systems. As the majority of the Company's cash flows have originated from solar energy system sales, rising interest rates may dampen consumer purchasing behavior due to increased financing costs. Consequently, higher interest rates could impact the Company's costs and revenue, leading to an adverse effect on its business, financial condition, and results of operations.

The Company faces the risk of not being able to compete successfully against other solar and energy companies, which may hinder the development of its operations and lead to negative consequences for its business.

The solar and energy industries are highly competitive in Canada and globally, with rapid technological advancements. The Company competes with other solar companies that have similar business models, as well as those in the downstream value chain of solar energy. This includes finance-driven organizations that acquire customers and subcontract installation, installation businesses seeking external financing, large construction companies, utilities, and increasingly, sophisticated electrical and roofing companies. Some competitors specialize in the commercial or residential solar energy market and may offer energy at lower costs. Additionally, certain competitors are vertically integrating to ensure supply and control costs. Many of these competitors have strong brand recognition and extensive knowledge of the Company's target markets. If the Company cannot effectively compete in this competitive market, it will have adverse effects on its business, financial condition, and results of operations.

Adverse economic conditions may have material adverse consequences on the solar energy industry and on the Company’s business, results of operations and financial condition.

The solar energy industry may be significantly impacted by adverse economic conditions. Unpredictable changes, such as recession, inflation, increased government intervention, or other economic shifts, could adversely affect the solar energy industry and the Company’s general business strategy. The Company relies on generating additional sources of liquidity and may need to raise additional funds through public or private debt or equity financings to fund existing operations or capitalize on opportunities, including acquisitions. Any adverse economic event could have a material adverse impact on the Company's business, results of operations, and financial condition.

Developments in alternative technologies or improvements in distributed solar energy generation may materially adversely affect demand for the current solar energy products.

Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect the Company’s business and prospects in ways management of the Company do not currently anticipate. Any failure by the Company to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of oits solar energy systems, which could result in product obsolescence, the loss of competitiveness of the systems the Company sells and installs, decreased revenue and a loss of market share to competitors.

Risks Related to the Common Stock of the Company

The British Columbia Securities Commission has issued a cease trade order in respect of the securities of the Company for failing to comply with certain reporting obligations under applicable Canadian securities laws.

As an “OTC reporting issuer” under applicable Canadian securities laws, the Company is required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, the Company did not file its interim financial statements and Management's Discussion and Analysis for the interim period ended December 31, 2014. On March 6, 2015, the British Columbia Securities Commission issued a cease trade order in respect of the securities of the Company.  As a result of this order, holders of securities of the Company in Canada are not able to trade securities of the Company until the order is revoked.

On November 24, 2022, the Company received a Partial Revocation Order from the British Columbia Securities Commission, permitting the Company to conduct a private placement of an amount of up to $110,000 by way of the issuance of debt securities that are convertible into common shares at $0.03 per share. Management of the Company intends to file the Company’s audited financial statements and pay all outstanding fees to the British Columbia Securities Commission and apply to have the cease trade order fully revoked. There is no guarantee the issuance of a full revocation of the cease trade order in British Columbia in the future.

The Company does not expect to declare a cash dividend on its common stock in the foreseeable future.

The Company has never declared or paid a cash dividend on its common stock, and management does not anticipate paying cash dividends in the foreseeable future. The Company expects to use future earnings, if any, as well as any capital that may be raised in the future, to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of the Compan’s common stock to appreciate. Management of the Company cannot assure stockholders of a positive return on their investment when they sell their shares, nor can management assure that stockholders will not lose the entire amount of their investment.

There has been only a limited public market for the common stock of the Company and an active trading market for the common stock may not develop in the future.

There has not been any broad public market for the common stock of the Company, and an active trading market may not develop or be sustained. The trading volume of the common stock of the Company may be and has been limited and sporadic.  It is doubtful a broader or more active public trading market for the common stock of the Company will develop or be sustained.

Investors may have difficulty in reselling their shares due to the lack of market.

The common stock of the Company is not currently traded on any exchange but is quoted on OTC Markets Pink marketplace under the trading symbol “PTOS.” There is a limited trading market for the common stock of the Company. There is no guarantee that any significant market for the securities of the Company will ever develop.

Moreover, the common stock of the Company falls under the category of "Penny Stock" in the United States, according to SEC Rule 15g-9, and is subject to specific regulations governing its sale to investors. A "Penny Stock" is defined as any equity security with a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, with certain exceptions.

Due to these regulations, brokers must comply with stringent requirements when handling transactions involving "Penny Stocks." This includes obtaining financial information and investment experience objectives of the investor, making a reasonable determination of the suitability of penny stock transactions for the investor, and ensuring the investor possesses sufficient knowledge and experience in financial matters to assess the associated risks.

Additionally, brokers are obligated to deliver a disclosure schedule prescribed by the SEC, outlining the basis for the suitability determination and the signed, written agreement from the investor before proceeding with any penny stock transaction. There are also mandatory disclosures about the risks of investing in penny stocks, commissions payable to the broker-dealer and registered representative, current quotations for the securities, and the rights and remedies available to investors in case of fraud in penny stock transactions. Furthermore, monthly statements must be provided, including recent price information for the penny stock held in the account and details about the limited market for penny stocks.

Due to these regulatory complexities and disclosure requirements, brokers may be less willing to execute transactions involving securities subject to "penny stock" rules. As a result, it may be more challenging for the Company's stockholders to sell shares of the common stock of the Company.

The market price of  the common stock of the Company may fluctuate significantly, and stockholders may lose all or a part of their investment.

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the common stock of the Company may fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

•	adverse regulatory decisions;
•	changes in laws or regulations applicable to the products or services of the Company;
•	legal disputes or other developments relating to proprietary rights, including patents, litigation matters, and the results of any proceedings or lawsuits, including patent or stockholder litigation;
•	the Company’s dependence on third parties;
•	announcements of the introduction of new products by competitors;
•	market conditions in the solar and energy sectors;
•	announcements concerning product development results or intellectual property rights of others;
•	future issuances of common stock or other securities;
•	the addition or departure of key personnel;
•	failure to meet or exceed any financial guidance or expectations that the Company may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	the Company’s failure to meet or exceed the estimates and projections of the investment community;
•

overall performance of the equity markets and other factors that may be unrelated to the operating performance of the Company or the operating performance of its competitors, including changes in market valuations of similar companies;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Company or its competitors;
•	issuances of debt or equity securities;
•	sales of common stock by the Company or its stockholders in the future;
•	trading volume of the common stock of the Company;
•	ineffectiveness of the internal controls of the Company;
•	publication of research reports about the Company or the solar industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and,
•	other events or factors, many of which are beyond the control of the Company.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of the common stock of the Company, which could cause a decline in the value of the common stock. Price volatility of the common stock of the Company might worsen if the trading volume of the common stock is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of the common stock of the Company.

Future issuances of debt securities and equity securities may have adverse effects on the market price of shares of the Company's common stock and could be dilutive to existing stockholders.

In the future, the Company may choose to issue debt or equity securities or incur other financial obligations, including stock dividends and shares exchanged for common units and equity plan shares/units. In the event of liquidation, holders of the Company's debt securities, other loans, and preferred stock will be entitled to receive distributions from its available assets before common stockholders. The Company is not obligated to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Consequently, any issuance of additional common stock, whether directly or through convertible or exchangeable securities (such as common units and convertible preferred units), warrants, or options, could result in the dilution of existing common stockholders' holdings. Additionally, the perception of such issuances may negatively impact the market price of the Company's common stock.

If the Company issues convertible preferred units or any series or class of preferred stock, such securities may carry preferences on distribution payments, periodically or upon liquidation. These preferences could limit or eliminate the Company's ability to distribute to common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

[Continued on Next Page]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s shares trade on the OTCPK under the symbol “PTOS.”   The following table sets forth the high and low bid prices of common stock of the Company (USD) for the last two fiscal years and subsequent interim period, as reported by the OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2021	HIGH	LOW
Quarter Ended Jun 30, 2021	0.0300	0.0002
Quarter Ended September 30, 2021	0.0975	0.0001
Quarter Ended December 31, 2021	0.0799	0.0125
Quarter Ended March 31, 2022	0.0397	0.0101

2022	HIGH	LOW
Quarter Ended Jun 30, 2022	0.11875	0.01100
Quarter Ended September 30, 2022	0.06500	0.01500
Quarter Ended December 31, 2022	0.03000	0.00152
Quarter Ended March 31, 2023	0.03500	0.00610

2023	HIGH	LOW
Quarter Ended Jun 30, 2022	0.01070	0.00430

Holders

As of March 31, 2023 there were 67,946,513 shares of common stock issued and outstanding and approximately 80 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2023 or 2022.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

Exchange Rates

The Company is a Delaware company based in Canada. The Company maintains its books of account in Canadian dollars and its shares of its common stock trade on the OTCPK in United States of America. The Company’s common stock trades in US dollars and therefore, this report is presented in US dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
June 2023	0.7604	0.7417
May 2023	0.7488	0.7338
April 2023	0.7486	0.7339
March 2023	0.7389	0.7243
February 2023	0.7512	0.7341
January 2023	0.7511	0.7322
December 2022	0.7444	0.7306

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including its predecessor British Columbia Corporation) since 1990.   The Company’s current business operations are focused on the construction of solar power plants Canada.  The Company is currently an emerging stage company.

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the twelve months ended March 31, 2023, as compared to the twelve months ended March 31, 2022.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Year ended March 31, 2023, and March 31, 2023

Sales

During the twelve months ended March 31, 2023, the Company had sales of $nil as compared to sales of $nil during the twelve months ended March 31, 2022.

Operating Expenses

During the twelve months ended March 31, 2023, the Company had operating expenses of $88,487 as compared to operating expenses of $93,214 during the twelve months ended March 31, 2022, a decrease of $4,727, or approximately 5%. The decrease in operating expenses experienced by the Company was primarily attributable to currency exchange and decrease in general and administrative expenses.

Loss and Comprehensive Loss

The Company had loss and comprehensive loss of $47,948 for the twelve months ended March 31, 2023, as compared to a loss and comprehensive loss of $131,0476 for the twelve months ended March 31, 2022, a change of $83,099 or approximately 63%.  The change in loss and comprehensive loss experienced by the Company was primarily attributable to the fact that the Company experienced an adjustment in foreign exchange of $129,580 in year ended March 31, 2023, against foreign exchange adjustment of minus $11,209  in the year ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company’s audited balance sheet reflects total assets of $20,074, as compared to total assets of $22,948 during the fiscal year ended March 31, 2022, a decrease of $2,874 or approximately 12.5%.  The decrease was primarily attributable to the fact that in this period the accounts receivable and prepaid expenses decreased as compared to the fiscal year ended March 31, 2022.

The audited balance sheet of the Company reflects that as of March 31, 2023, it had total current liabilities of $1,707,152, as compared to total current liabilities of $1,662,077 at March 31, 2022, an increase of $45,075 or approximately 2.7%.  The increase was primarily attributable to the fact that during the twelve months ended March 31, 2023, the Company interest on loans of approximately $31,418 and the rest can be attributed to currency exchange.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond August 15, 2023.  The company raised $55,000 CAD of the total of $110,000 CAD it is allowed to raise under the terms of the  partial revocation of the cease trade order imposed by the British Columbia Securities Commission. The Company is confident that remainder of $55,000 CAD will be raised in the next couple of months.  This money is enough to pay for all Audit and filing-related expenses.  The Company intends to file for final revocation of the cease trade order once all filings are up to date in British Columbia and With the SEC.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and unrelated parties.   Currently, the estimated fixed costs of the Company are approximately $5,000 per month; that figure includes $500 for general and administrative expenses, $3,500 for professional fees, and $1,000 for miscellaneous expenses. The Company will have to raise approximately $5,000 per month to cover operating expenses, and additional funds to cover the expansion of solar installation business.

The Company estimates that the total aggregate costs for expansion for solar installation business will be roughly $2,000,000.  The Company anticipates that it will attempt to raise money from individual investors by selling convertible preferred shares.  The Company is currently working on the terms of the preferred shares. Furthermore, the Company has had preliminary discussions with a number of groups regarding the financing; management is hopeful that the Company will be able to obtain financing.  However, there is no guarantee that it will be successful in raising any additional capital.  If management is unable to finance the Company by debt or equity financing, or a combination of the two, management will have to look for other sources of funding to meet the requirements of the Company.  That source has not yet been identified.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions as well as increases in payables and related party loans. The future operations of the Company are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that it will be successful. If the Company is not successful in raising further capital it will be required to reduce operations or liquidate assets. Management of the Company will continue to evaluate the projected expenditure of the Company relative to its available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

[Continued on Next Page]

P2 SOLAR, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2023 and 2022

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

P2 Solar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of P2 Solar, Inc. (the Company), which comprise the balance sheet as of March 31, 2023 and March 31, 2022 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, respectively, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net losses of $117,528 and $119,838 during the years ended March 31, 2023 and March 31, 2022 and accumulated losses of $7,961,863 and $7,784,335, respectively. The Company’s current liabilities exceed its current assets by $1,690,245 and $1,639,129 as of March 31, 2023 and March 31, 2022, respectively. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates LLC

We have served as the Company’s auditor since 2023.

Denver, Colorado June 29, 2023 PCAOB# 6778

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND MARCH 31, 2022

	March 31, 2023	March 31, 2022
ASSETS
Current Assets
Cash	$7,644	$8,208
Other receivable	9,263	10,940
Prepaid expense	-	3,800
Total Current Assets	16,907	22,948

Goodwill	3,168	-
TOTAL ASSETS	$20,074	$22,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$219,896	$225,243
Accrued interest	264,482	233,064
Promissory notes payable	544,812	529,344
Due to related parties	677,962	674,426
Total Current Liabilities	1,707,152	1,662,077

Total Liabilities	1,707,152	1,662,077

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(7,961,863)	(7,784,335)
Accumulated other comprehensive income (loss)	(335,944)	(465,524)
Total Stockholders’ Deficit	(1,687,078)	(1,639,129)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,074	$22,948

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2023 AND 2022

	Year Ended
	March 31,
	2023	2022

REVENUE	$-	$-

OPERATING EXPENSES
General and Administrative expenses	$1,736	$3,817
Professional fees	30,151	29,663
Management salaries- related party	56,600	59,734
Total Operating Expenses	88,487	93,214

OPERATING LOSS	(88,487)	(93,214)

OTHER INCOME (EXPENSES)
Interest expense	(32,237)	(30,716)
Foreign exchange income	(56,805)	4,092
Total Other Expenses	(89,041)	(26,624)

Provision for income taxes	-	-

NET LOSS	$(177,528)	$(119,838)

COMPREHENSIVE LOSS
Net loss	(177,528)	(119,838)
Foreign currency adjustment	129,580	(11,209)
Total comprehensive loss	$(47,948)	$(131,047)

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENEDED MARCH 31, 2023 AND 2022

						Accumulated
	Common Stock		Additional			Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Payable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2021	67,946,513	$67,947	$6,542,783	$23,897	$(7,664,497)	$(454,315)	$(1,484,186)

Cancellation of stock subscriptions	-	-	-	(23,897)	-	-	(23,897)
Foreign exchange translation adjustment	-	-	-	-	-	(11,209)	(11,209)
Net loss	-	-	-	-	(119,838)	-	(119,838)
Balance - March 31, 2022	67,946,513	$67,947	$6,542,783	$-	$(7,784,335)	$(465,524)	$(1,639,129)

Foreign exchange translation adjustment	-	-	-	-	-	129,580	129,580
Net loss	-	-	-	-	(177,528)	-	(177,528)
Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$-	$(7,961,863)	$(335,944)	$(1,687,078)

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENEDED MARCH 31, 2023 AND 2022

	Year Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,528)	$(119,837)
Changes in operating liabilities:
Other receivable	(141)	(25)
Prepaid expense	3,589	(3,788)
Bank indebtedness	-	(20)
Accounts payable and accrued liabilities	12,185	10,358
Accrued interest	50,407	29,442
Management salary payable	56,600	59,734
Net cash provided by (used in) operating activities	(54,888)	(24,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	16,629	20,837
Repayment to related party	(18,995)	(24,517)
Proceeds from issuance of promissory notes	25,000	49,000
Net cash provided by financing activities	22,634	45,320

Effect of exchange rate changes on cash	31,690	(12,976)

Net change in cash and cash equivalents	(565)	8,208
Cash and cash equivalents - beginning of period	8,208	-
Cash and cash equivalents - end of period	$7,644	$8,208

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Goodwill generated from acquisition of subsidiary	$3,168	$-
Cancellation of stock subscriptions	$-	$23,897

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

MARCH 31, 2023, AND MARCH 31, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated as Spectrum Trading Inc. under the laws of the Province of British Columbia, Canada, on November 21, 1990. On May 14, 1999, the Company was discontinued in British Columbia and was reincorporated as Spectrum International Inc. in the State of Delaware, U.S.A. Effective September 3, 2004, the Company changed its name from Spectrum International Inc. to Natco International Inc. On March 11, 2009, the Company changed its name from Natco International Inc. to P2 Solar, Inc. The Company’s current business operations are focused on the construction of rooftop solar systems residential and commercial buildings in British Columbia, Canada.

On February 22, 2023, the Company has acquired all outstanding shares of Futricity Solar, Inc., a corporation specializing in solar system installing which is owned by the Director and Officer of the Company. Futricity Solar Inc. has become a wholly owned subsidiary of the Company.

On November 24, 2022, British Columbia Securities Commission (BCSC) issued a “Partial Revocation Order” of the “Cease Trade Order” (CTO) that was issued on March 6, 2015, on all securities trading of the Company. Under the Partial Revocation Order, the Company will be allowed to complete a private placement in the province of British Columbia (the Private Placement) of up to $110,000 by way of the issuance of debt securities that are convertible into common shares at $0.03 per share. The Company reasonably believes that the proceeds raised will be sufficient to bring its continuous disclosure obligations up to date and pay all related outstanding fees and provide it with sufficient working capital to continue its business. Once all filings are up to date, the Company intends to apply to have the BC CTO fully revoked.

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,961,863 and a net loss of $177,528 for the year ended March 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a March 31 fiscal year end.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Futricity Solar, Inc. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translations

The Company’s reporting currency is U.S. (USD) dollar and functional currency for the Company and its wholly owned subsidiary is Canadian dollar (CAD). All transactions initiated CAD are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

2)	Equity at historical rates.

3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	Year Ended	Year Ended
	March 31,	March 31,
	2023	2022
Spot USD: CAD exchange rate	1.3533	1.2496
Average USD: CAD exchange rate	1.3230	1.2536

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of March 31, 2023, and March 31, 2022, the Company had cash of $7,644 and $8,208, respectively, and had no cash equivalents.

Other Receivable

Other receivable relates GST recoverable of $9,263 and $10,940 as of March 31, 2023, and March 31, 2022, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $219,896 and $225,243 as of March 31, 2023, and March 31, 2022, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (See Note 6)

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including accounts payable and accrued liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Impairment of tangible and intangible assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset's recoverable amount. The asset's recoverable amount is the higher of an assets or cash-generating unit's fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $3,168 (CAD4,287). The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of March 31, 2023 no indicators of impairment exist. No impairment loss on goodwill was recognized for the year ended March 31, 2023.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the year ended March 31, 2023 and 2022, the Company did not have any dilutive instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2023 and 2022. (see Note 8).

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective April 1, 2021 and there was no material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - ACQUISITIONS

On February 22, 2023, the Company has acquired all outstanding shares of Futricity Solar, Inc., a corporation specializing in solar system installing which is owned by the Director and Officer of the Company. Futricity Solar Inc. has become a wholly owned subsidiary of the Company. The purchase price is equal to 25% of future Operating Income of Futricity Solar, Inc. for the next five years calculated annually to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028.

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$-

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(977)
Total identifiable liabilities	(3,173)

Net assets (liabilities)	(3,168)
Goodwill	$3,168

NOTE 5 - PROMISSORY NOTES PAYABLE

As of March 31, 2023 and March 31, 2022, the promissory notes payable to non-affiliates are summarized as follows:

Note	Expiry Date			Interest Rate
Promissory Note - September 2011	Due on demand	47,090	47,090	5% per annum
Promissory Note - October 2013	Due on demand	25,000	25,000	7% per annum
Promissory Note - November 2013	Due on demand	80,000	80,000	7% per annum
Promissory Note - November 2013	Due on demand	30,000	30,000	10% per annum
Promissory Note - December 2013	Due on demand	30,000	30,000	7% per annum
Promissory Note - January 2014	Due on demand	10,000	10,000	10% per annum
Promissory Note - February 2014	Due on demand	10,000	10,000	10% per annum
Promissory Note - March 2014	Due on demand	10,000	10,000	10% per annum
Promissory Note - May 2014	Due on demand	5,000	5,000	10% per annum
Promissory Note - July 2014	Due on demand	10,200	10,200	5% per annum
Promissory Note - September 2014	Due on demand	15,000	15,000	5% per annum
Promissory Note - September 2015	Due on demand	200,000	200,000	5% per annum
Promissory Note - January 2018	Due on demand	17,841	17,841	non-interest bearing
Promissory Note - June 2021	Due on demand	3,695	4,001	5% per annum
Promissory Note - August 2021	Due on demand	22,168	24,008	5% per annum
Promissory Note - August 2021	Due on demand	7,389	8,003	5% per annum
Promissory Note - November 2021	Due on demand	2,956	3,201	5% per annum
Promissory Note - December 2022	Due on demand	7,389	-	5% per annum
Promissory Note - February 2023	Due on demand	11,084	-	5% per annum
		544,812	529,344
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		544,812	529,344

During the year ended March 31, 2023, the Company issued promissory notes to non-affiliates totalling USD 20,000 (CAD25,000). The promissory notes are due on demand and bear interest rate of 5% per annum.

During the year ended March 31, 2023, and 2022, the Company incurred interest expense on promissory notes of $32,237 and $30,716, respectively. As of March 31, 2023, and March 31, 2022, the accrued interest on the promissory notes was $264,482 and $233,064, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS

During the year ended March 31, 2023, and March 31, 2022, the Director and Officer of the Company advanced $18,876 and $20,837 to the Company to support operating cost and was repaid of $18,994 and $24,517, respectively. During the year ended March 31, 2023, and March 31, 2022, the Company incurred management salary to the Director and Officer of $56,600 and $59,734, respectively. As of March 31, 2023, and March 31, 2022, the accrued management salary was $635,477 and $628,290, respectively. As of March 31, 2023, and March 31, 2022, the total amount due to the Director and Officer was $676,706 and $673,066 respectively.

As of March 31, 2023, and March 31, 2022, the amount due to another Director of the Company of $1,256 and $1,360, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of March 31, 2023, and March 31, 2022, the total amount due to related parties was $677,962 and $674,426, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of March 31, 2023, and March 31, 2022, the issued and outstanding common stock was 67,946,513 shares.

Share Subscription

During the year ended March 31, 2022, the Company cancelled 2,000,000 shares of common stock $23,897.

NOTE 8 - INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	For the year ended	For the year ended
	March 31, 2023	March 31, 2022
Net Loss	$(177,528)	$(119,838)
Statutory income tax rate	26%	26%
Expected income tax recovery	(46,157)	(31,158)
Change in valuation allowance	46,157	31,158
Tax recovery for the period	$-	$-

Deferred Tax Assets are attributable to the following:

	As of March 31, 2023	As of March 31, 2022
Non-capital loss carry-forwards	$2,070,084	$2,023,927

 As of March 31, 2023, the Company’s Canadian non-capital losses will be expired in 2033 if not utilized.

NOTE 9 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to March 31, 2023, to the date these financial statements were issued and has determined the following subsequent events:

At the time of the Company’s acquisition of Futricity Solar, Inc. (Futricity) on February 22, 2023, Futricity had $102,988.80 worth of orders to install rooftop solar systems.  Since March 31, 2023, the Company has received deposits of $28,694 for the installation of four solar systems totalling 60 KW in size.

Futricity has completed the permitting along with all other relevant approvals and has started to install the systems.

Futricity has also signed five more contracts to install solar systems totalling 65KW for the expected revenue of $143,324.

On June 15, 2023, the Company paid out in full the Promissory Note payable to Azariah Zemarium in the amount of US$17,841.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

In June 2023 the Company changed auditors.  Gries & Associates, LLC of Denver, Colorado was appointed on June 2, 2023, as the new auditors for the Company.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Annual Report on Controls and Procedures

Management, including the principal executive officer and principal financial officer of the Company, has carried out an evaluation of the effectiveness of the disclosure controls and procedures of the Company (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, and due to a lack of segregation of duties and lack of management override of controls, management has concluded that, during the period covered in this annual report, such internal controls and procedures were not effective at ensuring that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management, including the principal executive officer and principal financial officer of the Company, does not expect that internal controls and procedures will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied.  Also, the design of a control system is subject to the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Management of the Company has performed additional analysis and other procedures in an effort to ensure the financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including the principal executive officer and principal financial officer of the Company, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer of the Company and effected by the Board of Directors of the Company, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly specify the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Company that could have a material effect on the financial statements of the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, management of the Company, including the principal executive officer and principal financial officer of the Company, evaluated the effectiveness of the internal control over financial reporting of the Company as March 31, 2023.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.  Management, including the principal executive officer and principal financial officer of the Company, assessed the effectiveness of the internal control over financial reporting of the Company as of March 31, 2023, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of the financial statements of the Company for the year ended March 31, 2023, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

•

Insufficient segregation of duties in the finance and accounting functions of the Company due to limited personnel. During the year ended March 31, 2023, the Chief Financial Officer with the assistance of a Director handled all aspects of the financial reporting process of the Company, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to the interim or annual financial statements of the Company that would not be prevented or detected.

•

Insufficient corporate governance policies. The corporate governance activities and processes of the Company are not always formally documented. Specifically, decisions made by the Board of Directors of the Company to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting the operations and management of the Company.

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

The Company intends to consider the results of its remediation efforts and related testing as part of its year-end 2023 assessment of the effectiveness of its internal control over financial reporting.

This annual report does not include an attestation report of the registered public accounting firm of the Company regarding internal control over financial reporting.  Management’s report is not subject to attestation by the registered public accounting firm of the Company.

There was no change in the internal control over financial reporting of the Company that occurred during the year ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2023, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

	Age	Position
Raj-Mohinder S. Gurm	63	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director

Hans Edblad	57	Director

Business Experience

Raj-Mohinder S. Gurm. Mr. Gurm is the President, Chief Financial Officer, and a Director of the Company.  From 1985 to 1987 Mr. Gurm was a partner in B.R. International Marketing Company of Vancouver, BC a company, which provided North American representation to manufacturers from Asia. From 1987 to 1989 he was a manager of Metro Parking Ltd. of Vancouver, BC and was responsible for overseeing 70 employees and 20 parking lots. From 1989 to 1995 he was involved in importing products from Asia and selling them by container loads to large retail chain stores. In 1995 Mr. Gurm was founder and president of Xanatel Communications Inc. a company involved in the wireless communications industry, and which was sold to a public company listed on The Alberta Stock Exchange. Mr. Gurm has been a President and CEO of Spectrum International Inc. from 1990 to present. From Jan. 2000 to Nov. 9th, 2001 he was also President/CEO of Canoil Exploration Corporation, a publicly traded company that completed the acquisition of a Medical Equipment company. Since 2015, Mr. Gurm has been consulting for number of public companies.  Mr. Gurm attended the University of British Columbia and earned a Bachelor of Sciences Degree in Biology in 1983. Born in 1960 in India, Mr. Gurm is a citizen and resident of Canada.

Hans Edblad.  Hans Edblad is 57 years old. In addition to serving as a Director of the Company, Mr. Edblad also works as the Vice President of Business Development for the Company.  From 2006 to 2009 Mr. Edblad served as a consultant to the Company.  In addition to his work with the Company, Mr. Edblad is also the President of Chag Investments Ltd., a position he has held since 1997.  Chag Investments specializes in assisting businesses with business development and investment strategies.  Additionally, from 2002 to present Mr. Edblad has served as a consultant with APR Consulting Group specializing in technical market consulting to various individuals and companies.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Significant Employees

The Company currently does not have any significant employees other than its executive officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of the outstanding shares of the common stock of the Company to file reports of ownership and changes in ownership concerning their shares of the common stock of the Company with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, management of the Company believes that all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and 10% stockholders were met for the year ended March 31, 2023.

Code of Ethics

As of the date of this Form 10-K filing, the Company has not yet adopted a code of ethics. The decision not to implement a code of ethics is primarily due to the Company's status as an early-stage entity with limited operational complexity. Given the current organizational structure with a two-person Board of Directors, the Company believes that the development and implementation of a formal code of ethics may not provide significant benefits at this stage.  As the Company continues to grow and evolve, it intends to reevaluate the need for a formal code of ethics and adopt one when it becomes more operationally relevant and advantageous.

It is important to note that the absence of a formal code of ethics does not imply a lack of commitment to ethical conduct. The Company's Board of Directors and management are dedicated to conducting business with integrity, honesty, and adherence to all applicable laws and regulations.

Nomination of Directors

As of the date of this Form 10-K, the Company has not effected any material changes to the procedures by which its stockholders may recommend nominees to the Board of Directors of the Company. The  Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by stockholders of the Company. The Company currently does not have any specific or minimum criteria for the election of nominees to the Board of Directors and the Company does not have any specific process or procedure for evaluating such nominees. If stockholders of the Company wish to recommend candidates directly to the Board of Director, they may do so by sending communications to the CEO of the Company at the address on the cover page of this Annual Report.

Audit Committee and Audit Committee Financial Expert

The Board of Directors of the Company acts as the audit committee. The Company does not have an audit committee financial expert. The Company recognizes the importance of an independent audit committee and audit committee financial expert in providing additional expertise and independent oversight in financial matters and auditing practices. The absence of an independent audit committee and designated audit committee financial expert on the audit committee is primarily due to the Company's early-stage status and limited availability of individuals willing to serve on the Board of Directors of an early stage company and individuals with the specific qualifications and experience required to meet the criteria of an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Company currently does not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board of Directors of the Company that it is appropriate for the Company to not to have such a committee because of the size of the Company and because the Board of Directors as a whole participates in the consideration of executive compensation.

[Continued on Next Page]

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed, or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers; the information contained below represents compensation paid to the Company’s officers for their work related to the Company.

						Non-Equity	Non-qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All other
Principal Position	Year	Salary ($)	Bonus ($)	Award(s) ($)	Award(s) ($)	Compensation (#)	Earnings ($)	Compensation ($)	Total ($)
Raj-Mohinder Gurm, CEO	2023	56,600	--	--	0	--	--	--	56,600
	2022	59,734	--	--	0	--	--	--	59,734
	2021	56,647	--	--	0	--	--	--	56,647

Employment Agreements

On April 12, 1999, the Company entered into an employment agreement with Raj-Mohinder Gurm. The employment agreement automatically renews annually  Pursuant to the terms of the employment agreement, Mr. Gurm is entitled to annual compensation of  $72,000 CAD at a rate of $6,000 CAD per month plus 4% vacation pay for total of $6,240 CAD per month. A copy of the employment agreement was filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on July 1, 2005, and is hereby incorporated by reference.

Outstanding Equity Awards at Fiscal Year-End

For the years ended March 31, 2023 and 2022, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although the Company anticipates that it may compensate its officers and directors for services to the Company with stock or options to purchase stock, in lieu of cash in the future if warranted.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which the Company is required to provide a pension, retirement or similar benefits to its directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted from time to time at the discretion of the Board of Directors or a committee thereof.

Potential Payments Upon Termination or Change-in-Control

Other than the court set standards and statutory obligations set out in Employment Standards Act (British Columbia) that apply to the employment agreement with Raj-Mohinder Gurm, the Company has no plans or arrangements in respect of remuneration received or that may be received by its executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Director Compensation

As of March 31, 2023, none of the Company’s directors have been compensated for their services as directors of the Company. The Company has no formal plan for compensating its directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of the common stock of the Company as awarded by our Board of Directors or any compensation committee that may be established.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners, Directors, Officers and Management

The following table sets forth, as of March 31, 2023, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class (2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm 3718 91st Avenue Surrey, BC, Canada V3V 7X1	14,949,594	22%
$.001 Par Value Common Stock	Hans Edblad 20 Sara Lane Cold Stream, BC, Canada	234,907	0.36%
$.001 Par Value Common Stock	All officers and directors as a group (2 Persons)	15,184501	22.36%

Notes:

(1) Director or Officer of Company

(2) Percentages are calculated based on 67,946,513 shares outstanding as of March 31, 2023.

Changes of Control

Management is not aware of any arrangement that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None. The Company currently does not have any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Transactions with Related Persons

Other than as disclosed below, as of March 31, 2023, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to management of the Company to own of record or beneficially more than five percent of any class of  the common stock of the Company, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended March 31, 2023, and March 31, 2022, the Company incurred management salary to its Chief Executive Officer of $56,600 and $59,734, respectively. As of March 31, 2023, and March 31, 2022, the accrued management salary was $635,477 and $628,290, respectively. As of March 31, 2023, and March 31, 2022, the total amount due to its Chief Executive Officer was $676,706 and $673,066 respectively.

During the year ended March 31, 2023, and March 31, 2022, the Chief Executive Officer of the Company advanced $18,876 and $20,837 to the Company to support operating cost and was repaid of $18,994 and $24,517, respectively. As of March 31, 2023, and March 31, 2022, the amount due to another Director of the Company of $1,256 and $1,360, respectively.

On February 22, 2023, the Company bought all outstanding shares of Futricity Solar, Inc. (“Futricity”), and it became a wholly owned subsidiary of P2 Solar. Futricity was wholly owned by a Director and Officer of the Company.  The purchase price is equal to 25% of future operating income of Futricity for the next five years calculated annually to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028. Futricity is an installer of rooftop and ground mount solar systems for both residential and commercial properties.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. The Company historically has sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with management of the Company and often provide better terms and conditions than the Company can obtain from unassociated sources. Management also believes that having specific policies or procedures of this type would be ineffective given the size of the Board of Directors of the Company at this time.

Corporate Governance

Director Independence

As of March 31, 2023, the Board of Directors of the Company was composed of two people.

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, the Board of Directors currently has one member that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act of 1934 and Rule 5605 of The Nasdaq Stock Market Listing Rules. This director is Mr. Hans Edblad.

Mr. Raj-Mohinder S. Gurm is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer and President, respectively.

General

The Board of Directors of the Company believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of the Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to resolve the issues facing the Company, a willingness to devote the necessary time to the Board of Directors, a commitment to representing the best interests of the Company and its stockholders and a dedication to enhancing stockholder value.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Gries and Associates, LLC for audit of the Company's annual consolidated financial statements were $20,000 for the fiscal years ended March 31, 2023, and 2022.

Audit Related Fees

Gries and Associates, LLC did not bill the Company any amount for assurance and related services that were related to its audit.

Tax Fees

The aggregate fees billed by Gries and Associates, LLC, for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2023, and 2022.

All Other Fees

Gries and Associates, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2023 and 2022.

Audit Committee’s Pre-approval Policies and Procedures

P2 Solar, Inc. does not have an audit committee per se. The current Board of Directors functions as the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits.

3.1(I)	Restated Certificate of Incorporation, incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on July 1, 2005.
3.1(ii)	Restated Certificate of Incorporation, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 18, 2008.
3.1(ii)	Restated Certificate of Incorporation, incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on March 19, 2009.
3.2	Bylaws, incorporated herein by reference from Form 10-K filed with the U.S. Securities and Exchange Commission on July 1, 2005.
10.1	Agreement for the Acquisition of Futricity Solar, Inc. by P2 Solar, Inc. dated February 19, 2023. *
10.2

Employment Contract between Spectrum International Inc. and Raj-Mohinder Gurm dated April 12, 1999, incorporated herein by reference from Form 10-K filed with the U.S. Securities and Exchange Commission on July 1, 2005.

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

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P2 SOLAR, INC.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

Date:	August 8, 2023

By:	/s/ Hans Edblad
Hans Edblad, Director

Date:	August 8, 2023

