Form 10-Q
period 2023-06-30
P2 Solar, Inc.
filed 2023-08-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-91190

P2 SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

UNIT 250, 2411 – 160th Street, Surrey, British Columbia, Canada	V3S 0C8
(Address of principal executive offices)	(Zip Code)

(778) 371-3571
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 14, 2023, the Company had 67,946,513 shares issued and outstanding.

ii

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THE FORM 10-K OF THE COMPANY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

1

PART I

ITEM 1. FINANCIAL STATEMENTS.

P2 SOLAR, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2023 and 2022

2

P2 SOLAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND MARCH 31, 2023

	June 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$10,172	$7,644
Accounts receivable	13,774	-
Other receivable	8,615	9,263
Total Current Assets	32,561	16,907

Goodwill	3,168	3,168
TOTAL ASSETS	$35,729	$20,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$245,727	$219,896
Accrued interest	272,640	264,482
Promissory notes payable	550,840	544,812
Due to related parties	717,136	677,962
Total Current Liabilities	1,786,343	1,707,152

Total Liabilities	1,786,343	1,707,152

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(7,987,629)	(7,961,863)
Accumulated other comprehensive loss	(373,715)	(335,944)
Total Stockholders’ Deficit	(1,750,614)	(1,687,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,729	$20,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022

REVENUE	$39,667	$-
Cost of revenue	17,926	-
Gross Profit	21,741	-

OPERATING EXPENSES
General and Administrative expenses	$5,502	$45
Professional fees	34,467	13,635
Management salaries- related party	13,941	14,662
Total Operating Expenses	53,910	28,341

OPERATING LOSS	(32,169)	(28,341)

OTHER INCOME (EXPENSES)
Interest expense	(7,976)	(7,871)
Foreign exchange gain (loss)	13,736	(24,183)
Other income	643	-
Total Other Income (Expenses)	6,403	(32,054)

Provision for income taxes	-	-

NET LOSS	$(25,766)	$(60,395)

COMPREHENSIVE LOSS
Net loss	(25,766)	(60,395)
Foreign currency adjustment	(37,771)	50,163
Total comprehensive loss	$(63,537)	$(10,232)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

Three Months Ended June 30, 2022

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2022	67,946,513	$67,947	$6,542,783	$(7,784,335)	$(465,524)	$(1,639,129)

Foreign exchange translation adjustment	-	-	-	-	50,163	50,163
Net loss	-	-	-	(60,395)	-	(60,395)
Balance - June 30, 2022	67,946,513	$67,947	$6,542,783	$(7,844,730)	$(415,361)	$(1,649,362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,766)	$(60,395)
Changes in operating liabilities:
Accounts receivable	(13,581)	-
Other receivable	841	-
Prepaid expense	-	3,719
Accounts payable and accrued liabilities	20,670	4,862
Accrued interest	2,273	15,021
Management salary payable	13,941	14,662
Net cash used in operating activities	(1,621)	(22,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	24,263	5,158
Repayment to related party	(14,372)	(3,662)
Repayment of promissory note	(17,873)	-
Proceed from issuance of promissory note	22,341	-
Net cash provided by financing activities	14,359	1,496

Effect of exchange rate changes on cash	(10,210)	14,774

Net change in cash and cash equivalents	2,528	(5,860)
Cash and cash equivalents - beginning of period	7,644	8,208
Cash and cash equivalents - end of period	$10,172	$2,348

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $7,987,629 and a net loss of $25,766 for the three months ended June 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
Spot USD: CAD exchange rate	1.3240	1.2886
Average USD: CAD exchange rate	1.3428	1.2768

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of June 30, 2023 and March 31, 2023, the Company had cash of $10,172 and $7,644, respectively, and had no cash equivalents.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of June 30, 2023 and March 31, 2023, the Company had accounts receivable of $13,774 and $0, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,615 and $9,263 as of June 30, 2023 and March 31, 2023, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $245,727 and $219,896 as of June 30, 2023 and March 31, 2023, respectively.

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

The estimated fair value of certain financial instruments, including accounts payable and accrued liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $3,168 CAD 4,287. The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of June 30, 2023 no indicators of impairment exist. No impairment loss on goodwill was recognized for the three months ended June 30, 2023.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from installation of rooftop solar systems. For the three months ended June 30, 2023 and 2022, the Company recognized revenue of $39,667 and $0 and incurred cost of sales of $17,926 and $0, resulting in gross profit of $21,741 and $0, respectively.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the three months ended June 30, 2023 and 2022, the Company did not have any dilutive instruments.

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

NOTE 4 – ACQUISITIONS

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

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$-

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(977)
Total identifiable liabilities	(3,173)

Net assets (liabilities)	(3,168)
Goodwill	$3,168

NOTE 5 – PROMISSORY NOTES PAYABLE

As of June 30, 2023 and March 31, 2023, the promissory notes payable to non-affiliates are summarized as follows:

		June 30,	March 31,
Note	Expiry Date	2023	2023
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	25,000	25,000
Promissory Note - November 2013	Due on demand	80,000	80,000
Promissory Note - November 2013	Due on demand	30,000	30,000
Promissory Note - December 2013	Due on demand	30,000	30,000
Promissory Note - January 2014	Due on demand	10,000	10,000
Promissory Note - February 2014	Due on demand	10,000	10,000
Promissory Note - March 2014	Due on demand	10,000	10,000
Promissory Note - May 2014	Due on demand	5,000	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	200,000	200,000
Promissory Note - January 2018	Due on demand	-	17,841
Promissory Note - June 2021	Due on demand	3,776	3,695
Promissory Note - August 2021	Due on demand	22,659	22,168
Promissory Note - August 2021	Due on demand	7,553	7,389
Promissory Note - November 2021	Due on demand	3,021	2,956
Promissory Note - December 2022	Due on demand	7,553	7,389
Promissory Note - February 2023	Due on demand	11,329	11,084
Promissory Note - June 2023	Due on demand	22,659	-
		550,840	544,812
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$550,840	$544,812

During the three months ended June 30, 2023, the Company issued promissory notes to non-affiliates totalling USD 22,659 CAD30,000. The promissory notes are due on demand and bear interest rate of 5% per annum.

During the three months ended June 30, 2023, the Company repaid in full the promissory note payable to Azariah Zemarium in the amount of US$17,841.

During the three months ended June 30, 2023 and 2022, the Company incurred interest expense on promissory notes of $7,976 and $7,871, respectively. As of June 30, 2023 and March 31, 2023, the accrued interest on the promissory notes was $272,640 and $264,482, respectively.

NOTE 6– RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023 and June 30, 2022, the Director and Officer of the Company advanced $24,263 and $5,158 to the Company to support operating cost and was repaid of $14,372 and $3,662, respectively. During the three months ended June 30, 2023 and June 30, 2022, the Company incurred management salary to the Director and Officer of $13,941 and $14,662, respectively. As of June 30, 2023 and March 31, 2023, the accrued management salary was $663,679 and $635,477, respectively. As of June 30, 2023 and March 31, 2023, the total amount due to the Director and Officer was $715,852 and $676,706 respectively.

As of June 30, 2023 and March 31, 2023, the amount due to another Director of the Company of $1,284 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of June 30, 2023 and March 31, 2023, the total amount due to related parties was $717,136 and $677,962, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of June 30, 2023 and March 31, 2023, the issued and outstanding common stock was 67,946,513 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including its predecessor British Columbia Corporation) since 1990.   the Company’s current business operations are focused on the construction of installation of residential and commercial rooftop and ground mount solar energy systems in Canada. The Company is currently an emerging stage company.

The Company has limited revenues and is dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet the cash requirements of the Company, but the Company has not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to the Company in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended June 30, 2023, and June 30, 2022

Sales

During the three months  ended June 30, 2023, the Company had sales of $39,667 as compared to sales of $nil during the three months  ended June 30, 2022.

Operating Expenses

During the three months  ended June 30, 2023, the Company had operating expenses of $53,910 as compared to operating expenses of $28,341during the three months  ended June 30, 2022, a increase of $25,569, or approximately 90%. The increase in operating expenses experienced by the Company was primarily attributable to Professional fees and increase in general and administrative expenses. The company completed last three years of audit in this period

Loss and Comprehensive Loss

The Company had loss and comprehensive loss of $63,537 for the three months ended June 30, 2023, as compared to a loss and comprehensive loss of $10,232 for the three months ended June 30, 2022, a change of $53,305 or approximately 520%.  The change in loss and comprehensive loss experienced by the Company was primarily attributable to the fact that the Company experienced an adjustment in foreign exchange of minus $37,771 in interim period ended June 30, 2023, against foreign exchange adjustment of minus $50,163  in the three-month period ended June 30, 2022. Actual net loss for the three months ended June 30, 2023, was $25,766 as compared to net loss of 60,395 for the three months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company’s audited balance sheet reflects total assets of $35,729, as compared to total assets of $20,075 during the year ended March 31, 2023, an increase of $15,654 or approximately 78%.  The increase was primarily attributable to the fact that in this period the accounts receivable and cash on hand increased as compared to the year ended March 31, 2023. The company’s subsidiary, Futricity Solar, Inc, started producing income.

The audited balance sheet of the Company reflects that as of June 30, 2023, it had total current liabilities of $1,786,343, as compared to total current liabilities of $1,707,152 at March 31, 2023, an increase of $79,191 or approximately 4.6%.  The increase was primarily attributable to the fact that during the three months  ended June 30, 2023, the Company’s accounts payable increased by $25,831 and the rest can be attributed to loans from related party ($39,174) and from an investor ($6,028).

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond September 15, 2023.  The company raised $55,000 CAD of the total of $110,000 CAD it is allowed to raise under the terms of the  partial revocation of the cease trade order imposed by the British Columbia Securities Commission. The Company is confident that remainder of $55,000 CAD will be raised in the next couple of months.  This money is enough to pay for all Audit and filing-related expenses.  The Company intends to file for final revocation of the cease trade order once all filings are up to date in British Columbia and With the SEC.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

Commitments and Obligations

At June 30, 2023, the Company reported notes payable totaling $550,840 with accrued interest of $272,640. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the three month period ended June 30, 2023, and June 30, 2022, the Company incurred management salary to its Chief Executive Officer of $13,941 and $14,662, respectively. As of June 30, 2023, and June 30, 2022, the accrued management salary was $663,679 and $623,802, respectively. As of June 30, 2023, and June 23, 2022, the total amount due to the Director and Officer was $717,136 and $670,024 respectively.

As of June 30, 2023, and June 30, 2022, the amount due to another Director of the Company was $1,284 and $1319, respectively.

The loans and amounts owing to the related parties are unsecured, due on demand and non-interest bearing.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Emerging Growth Company

The Company qualifies as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act the Company is permitted to, and intends to, rely on exemptions from certain disclosure requirements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. The financial statements of the Company may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the filings of the Company under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow management of the Company to make timely decisions regarding required disclosure. The Chief Executive Officer of the Company, who serves as the principal executive officer and principal financial officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company as of the end of the period covered by this report and he determined that the disclosure controls and procedures of the Company were not effective due to a control deficiency. During the period the Company did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of the information of the Company. Due to the size and operations of the Company management is unable to remediate this deficiency until it is able to attract additional directors and officers and other personnel.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K includes a detailed discussion of the risk factors of the Company. Those risks and uncertainties have the potential to materially affect the financial condition and results of operations of the Company. There have been no material changes in the risk factors of the Company from those previously disclosed in Part I, Item 1A, of the 2023 Annual Report of the Company on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2023, the Company issued two convertible notes for an aggregate total of $45,000 CAD ($33,252 USD).  Both promissory notes are due on demand and bear an interest rate of 5% per annum.

The above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of the securities did not involve any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

P2 SOLAR, INC.

Date:	August 14, 2023
/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer

Date:	August 14, 2023
/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Financial Officer

