Form 10-Q
period 2023-09-30
P2 Solar, Inc.
filed 2023-11-20
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission file number 333-91190

P2 SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0234680
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

13718 91 Avenue, Surrey, British Columbia, Canada	V3V 7X1
(Address of principal executive offices)	(Zip Code)

(778) 321-0047

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

As of November 20, 2023, the Company had 67,946,513 shares issued and outstanding.

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

3

Table of Conents

PART I

ITEM 1. FINANCIAL STATEMENTS.

P2 SOLAR, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2023 and 2022

P2 SOLAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND MARCH 31, 2023

	September 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$35,396	$7,644
Accounts receivable	12,042	-
Other receivable	7,396	9,263
Prepaid expense	3,908	-
Total Current Assets	58,742	16,907

Goodwill	3,168	3,168
TOTAL ASSETS	$61,910	$20,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$266,124	$219,896
Accrued interest	276,816	264,482
Promissory notes payable	472,290	526,339
Convertible notes payable	81,361	18,473
Due to related parties	720,736	677,962
Total Current Liabilities	1,817,327	1,707,152

Total Liabilities	1,817,327	1,707,152

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,029,069)	(7,961,863)
Accumulated other comprehensive loss	(337,078)	(335,944)
Total Stockholders’ Deficit	(1,755,417)	(1,687,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,910	$20,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUE	$92,399	$-	$132,066	$-
Cost of revenue	49,857	-	67,783	-
Gross Profit	42,542	-	64,283	-

OPERATING EXPENSES
General and Administrative expenses	$10,699	$46	$16,202	$91
Professional fees	34,749	3,885	69,216	17,520
Management salaries- related party	13,955	14,338	27,896	28,999
Total Operating Expenses	59,403	18,269	113,314	46,610

OPERATING LOSS	(16,861)	(18,269)	(49,031)	(46,610)

OTHER INCOME (EXPENSES)
Interest expense	(8,118)	(7,860)	(16,094)	(15,731)
Foreign exchange loss	(16,461)	(48,596)	(2,725)	(72,779)
Other income	-	-	643	-
Total Other Income (Expenses)	(24,579)	(56,456)	(18,176)	(88,510)

Provision for income taxes	-	-	-	-

NET LOSS	$(41,440)	$(74,725)	$(67,207)	$(135,120)

COMPREHENSIVE LOSS
Net loss	(41,440)	(74,725)	(67,207)	(135,120)
Foreign currency adjustment	36,637	102,501	(1,134)	152,664
Total comprehensive income (loss)	$(4,803)	$27,776	$(68,341)	$17,544

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Six Months Ended September 30, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

Foreign exchange translation adjustment	-	-	-	-	36,637	36,637
Net loss	-	-	-	(41,440)	-	(41,440)
Balance - September 30, 2023	67,946,513	$67,947	$6,542,783	$(8,029,069)	$(337,078)	$(1,755,417)

Six Months Ended September 30, 2022

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2022	67,946,513	$67,947	$6,542,783	$(7,784,335)	$(465,524)	$(1,639,129)

Foreign exchange translation adjustment	-	-	-	-	50,163	50,163
Net loss	-	-	-	(60,395)	-	(60,395)
Balance - June 30, 2022	67,946,513	$67,947	$6,542,783	$(7,844,730)	$(415,361)	$(1,649,362)

Foreign exchange translation adjustment	-	-	-	-	102,501	102,501
Net loss	-	-	-	(74,725)	-	(74,725)
Balance - September 30, 2022	67,946,513	$67,947	$6,542,783	$(7,919,455)	$(312,860)	$(1,621,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,207)	$(135,120)
Changes in operating assets and liabilities:
Accounts receivable	(12,131)	-
Other receivable	1,890	-
Prepaid expense	(3,937)	3,678
Accounts payable and accrued liabilities	46,356	9,707
Accrued interest	12,168	38,386
Management salary payable	27,896	28,999
Net cash provided by (used in) operating activities	5,035	(54,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	43,323	5,557
Repayment to related parties	(28,787)	(4,918)
Repayment of promissory notes	(54,391)	-
Proceed from issuance of convertible notes	63,332	-
Net cash provided by financing activities	23,477	639

Effect of exchange rate changes on cash	(760)	45,697

Net change in cash and cash equivalents	27,752	(8,013)
Cash and cash equivalents - beginning of period	7,644	8,208
Cash and cash equivalents - end of period	$35,396	$195

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTMEBER 30, 2023

(UNAUDITED)

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., a corporation specializing in solar system installing which is owned by the Director and Officer of the Company. Futricity Solar Inc. has become a wholly owned subsidiary of the Company.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $8,029,069 and a net loss of $67,207 for the six months ended September 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2022
Spot USD: CAD exchange rate	1.3520	1.3707
Average USD: CAD exchange rate	1.3421	1.2911

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of September 30, 2023 and March 31, 2023, the Company had cash of $35,396 and $7,644, respectively, and had no cash equivalents.

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

As of September 30, 2023 and March 31, 2023, the Company had accounts receivable of $12,042 and $0, respectively.

As of September 30, 2023, the Company has two customers contributed over 10% of the accounts receivable at 53% and 47%, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $7,396 and $9,263 as of September 30, 2023 and March 31, 2023, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of September 30, 2023 and March 31, 2023, prepaid expense was $3,908 and $0, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $266,124 and $219,896 as of September 30, 2023 and March 31, 2023, respectively.

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $3,168 (CAD 4,287). The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of September 30, 2023 no indicators of impairment exist. No impairment loss on goodwill was recognized for the six months ended September 30, 2023.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to performance obligations.

Step 5: Recognize revenue when the entity satisfies a performance obligation.

The Company’s revenue derives from installation of rooftop solar systems. For the six months ended September 30, 2023 and 2022, the Company recognized revenue of $132,066 and $0 and incurred cost of sales of $67,783 and $0, resulting in gross profit of $64,283 and $0, respectively.

During the six moths ended September 30, 2023, the Company has five customers contributed over 10% of total sales at 44%, 16%, 14%, 13% and 12%.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the six months ended September 30, 2023 convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30, 2023
(Shares)
Convertible Notes	3,666,667

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

NOTE 4 - ACQUISITIONS

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., a corporation specializing in solar system installation which is owned by the Director and Officer of the Company. Futricity Solar Inc. has become a wholly owned subsidiary of the Company. The purchase price is equal to 25% of future Operating Income of Futricity Solar, Inc. for the next five years calculated annually to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028.

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$-

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(977)
Total identifiable liabilities	(3,173)

Net assets (liabilities)	(3,168)
Goodwill	$3,168

NOTE 5 - PROMISSORY NOTES PAYABLE  AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of September 30, 2023 and March 31, 2023, the promissory notes payable to non-affiliates are summarized as follows:

		September 30,	March 31,
Note	Expiry Date	2023	2023
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	25,000	25,000
Promissory Note - November 2013	Due on demand	80,000	80,000
Promissory Note - November 2013	Due on demand	30,000	30,000
Promissory Note - December 2013	Due on demand	30,000	30,000
Promissory Note - January 2014	Due on demand	10,000	10,000
Promissory Note - February 2014	Due on demand	10,000	10,000
Promissory Note - March 2014	Due on demand	10,000	10,000
Promissory Note - May 2014	Due on demand	5,000	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	200,000	200,000
Promissory Note - January 2018	Due on demand	-	17,841
Promissory Note - June 2021	Due on demand	-	3,695
Promissory Note - August 2021	Due on demand	-	22,168
Promissory Note - August 2021	Due on demand	-	7,389
Promissory Note - November 2021	Due on demand	-	2,956
		472,290	526,339
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$472,290	$526,339

During the six months ended September 30, 2023, the Company repaid in full the promissory note payable to Azariah Zemarium in the amount of $17,841(CAD24,000).

During the six months ended September 30, 2023, the Company repaid promissory notes of $36,243 (CAD 49,000).

Convertible Notes

As of September 30, 2023 and March 31, 2023, the convertible notes payable to non-affiliates are summarized as follows:

		September 30,	March 31,
Note	Expiry Date	2023	2023
Convertible Note - December 2022	Due on demand	$7,396	$7,389
Convertible Note - February 2023	Due on demand	11,095	11,084
Convertible Note - June 2023	Due on demand	22,189	-
Convertible Note - August 2023	Due on demand	14,793	-
convertible Note - September 2023	Due on demand	25,888	-
		81,361	18,473
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$81,361	$18,473

During the six months ended September 30, 2023, the Company issued convertible notes to non-affiliates totaling $62,870 (CAD85,000) . The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share

During the six months ended September 30, 2023 and 2022, the Company incurred interest expense on promissory notes and convertible notes of $16,094 and $15,731, respectively. During the six months ended September 30, 2023, the Company repaid accrued interest of $ (CAD5,124). As of September 30, 2023 and March 31, 2023, the accrued interest on the promissory notes and convertible notes was $276,816 and $264,482, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023 and September 30, 2022, the Director and Officer of the Company advanced $43,323 and $5,557 to the Company to support operating cost and was repaid of $28,787 and $4,918, respectively.

During the six months ended September 30, 2023 and September 30, 2022, the Company incurred management salary to the Director and Officer of $27,896 and $28,999, respectively. As of September 30, 2023 and March 31, 2023, the accrued management salary was $663,780 and $635,477, respectively. As of September 30, 2023 and March 31, 2023, the total amount due to the Director and Officer was $719,479 and $676,706 respectively.

As of September 30, 2023 and March 31, 2023, the amount due to another Director of the Company of $1,257 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of September 30, 2023 and March 31, 2023, the total amount due to related parties was $720,736 and $677,962, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of September 30, 2023 and March 31, 2023, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

There have been no significant Subsequent events

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This management discussion and analysis of the financial position and results of operation (“MD&A”) for P2 Solar, Inc. (the “Company”) is prepared as at November 15, 2023 and should be read in conjunction with the unaudited consolidated interim financial statements for the three and six months ended September 30, 2023 and in conjunction with the audited consolidated financial statements for the year ended March 31, 2023.

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including its predecessor British Columbia Corporation) since 1990.   the Company’s current business operations are focused on the construction and installation of residential and commercial rooftop and ground mount solar energy systems in Canada. The Company is currently an emerging stage company.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months and six months ended September 30, 2023, as compared to the three months and six months ended September 30, 2022.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended September 30, 2023 and September 30, 2022

	Three Months Ended
	September 30,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$92,399	$-	$92,399	100%
Cost of Goods Sold	49,857	-	49,857	100%
Gross Profit	42,542	-	42,542	100%
Operating expenses	59,403	18,269	41,134	225%
Loss from operations	(16,861)	(18,269)	1,408	-8%
Other expenses	(24,579)	(56,456)	31,877	-56%
Net Loss	$(41,440)	$(74,725)	$33,285	-45%
Foreign currency adjustment	36,637	102,501	(65,864)	-64%
Comprehensive income (loss)	(4,803)	27,776	(32,579)	-117%

Revenue from Operations

The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $92,399 and $nil and incurred cost of sales of $49,857 and $nil, resulting in gross profit of $42,542 and $nil, respectively.

Operating Expenses

During the three months ended September 30, 2023, the Company had operating expenses of $59,403 as compared to operating expenses of $18,269 during the three months ended September 30, 2022, an increase of $41,134, or approximately 225%. The increase in operating expenses was primarily attributable to an increase in professional fees and general and administrative expenses.

Loss and Comprehensive Loss

The Company had comprehensive loss of $4,803 for the three months ended September 30, 2023, as compared to comprehensive income of $27,776 for the three months ended September 30, 2022, a change of $32,579 or approximately 117%.  The change from comprehensive income for the three months ended September 30, 2022 to comprehensive loss for the three months ended September 30, 2023 was primarily attributable to a decrease in foreign currency gain for the three months ended September 30, 2023.  Actual net loss for the three months ended September 30, 2023 was $41,440 as compared to net loss of $74,725 for the three months ended September 30, 2022.

Six Month Period ended September 30, 2023 and September 30, 2022

	Six Months Ended
	September 30,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$132,066	$-	$132,066	100%
Cost of Goods Sold	67,783	-	67,783	100%
Gross Profit	64,283	-	64,283	100%
Operating expenses	113,314	46,610	66,704	143%
Loss from operations	(49,031)	(46,610)	(2,421)	5%
Other expenses	(18,176)	(88,510)	70,334	-79%
Net Loss	$(67,207)	$(135,120)	$67,913	-50%
Foreign currency adjustment	(1,134)	152,664	(153,798)	-101%
Comprehensive income (loss)	(68,341)	17,544	(85,885)	-490%

Revenue from Operations

The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023. During the six months ended September 30, 2023 and 2022, the Company recognized revenue of $132,066 and $nil and incurred cost of sales of $67,783 and $nil, resulting in gross profit of $64,283 and $nil, respectively.

Operating Expenses

During the six months ended September 30, 2023, the Company had operating expenses of $113,314 as compared to operating expenses of $46,610 during the six months ended September 30, 2022, an increase of $66,704, or approximately 143%. The increase in operating expenses was primarily attributable to an increase in professional fees and general and administrative expenses. The increase in professional fees during the six months ended September 30, 2023 was due to an increase in audit fees for the completion of an audit of its financial statements for the years ended March 31, 2023, 2022 and 2021.

Loss and Comprehensive Loss

The Company had comprehensive loss of $68,341 for the six months ended September 30, 2023, as compared to comprehensive income of $17,544 for the six months ended September 30, 2022, a change of $85,885 or approximately 490%.  The change from comprehensive income for the six months ended September 30, 2022 to comprehensive loss for the six months ended September 30, 2023 was primarily attributable to a decrease in foreign currency gain for the six months ended September 30, 2023.  Actual net loss for the six months ended September 30, 2023 was $67,207 as compared to net loss of $135,120 for the six months ended September 30, 2022.

Liquidity and Capital Resources

Working Capital (Deficiency)

	September 30, 2023	March 31, 2023	Change Amount	Change Percentage
Current Assets	$58,742	$16,907	$41,835	247%
Current Liabilities	1,817,327	1,707,152	110,175	6%
Working Capital (Deficiency)	$(1,758,585)	$(1,690,245)	(68,340)	4%

As of September 30, 2023, the Company’s balance sheet reflects total assets of $61,910 as compared to total assets of $20,075 as of March 31, 2023, an increase of $41,835 or approximately 247%.  The increase was primarily attributable to the fact that in this period the accounts receivable and cash on hand increased as compared to the year ended March 31, 2023. The company’s subsidiary, Futricity Solar, Inc, started producing income.

The balance sheet of the Company reflects that as of September 30, 2023, it had total current liabilities of $1,817,327, as compared to total current liabilities of $1,707,152 at March 31, 2023, an increase of $110,175 or approximately 6%.  The increase was primarily attributable to the increase in accounts payable of $46,228, increase in due to related parties of $42,774, increase in accrued interest of $12,334 and increase in convertible notes payable of $62,888.

Working capital deficiency increased from $1,690,245 as of March 31, 2023 to $1,758,585 as of September 30, 2023 mainly due to the increase in accounts payable, due to related parties, accrued interest and convertible notes payable.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond December 31, 2023. On November 24, 2022, the British Columbia Securities Commission issued a partial revocation order, permitting the Company to complete a private placement of up to CAD $110,000 with friends, family and close business associates. Since that date, the Company has raised this full amount in several tranches. This money is enough to pay for all audit and filing-related expenses. On September 18, 2023, the Company has filed for the final revocation of the cease trade order. All filings are up to date in British Columbia and with the SEC. However, the Company does not have the funds to continue its business plan. Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

To date, the Company has primarily financed its operations through equity investment from investors, shareholder loans, and credit facilities from Canadian chartered banks and increases in payables and share subscriptions. Most of the financing has been debt financing from related and unrelated parties.   Currently, the estimated fixed costs of the Company, other than salary and wages are approximately $5,000 per month; that figure includes $500 for general and administrative expenses, $3,500 for professional fees, and $1,000 for miscellaneous expenses. The Company will have to raise approximately $5,000 per month to cover operating expenses, and additional funds to cover the expansion of solar installation business.

The Company will need additional capital to operate and expand its for solar installation business.  The Company anticipates that it will attempt to raise money from individual investors by selling convertible preferred shares.  The Company is currently working on the terms of the preferred shares. Furthermore, the Company has had preliminary discussions with a number of groups regarding the financing; management is hopeful that the Company will be able to obtain financing.  However, there is no guarantee that it will be successful in raising any additional capital.  If management is unable to finance the Company by debt or equity financing, or a combination of the two, management will have to look for other sources of funding to meet the requirements of the Company.  That source has not yet been identified.

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

Cash Flows

	Six Months Ended
	September 30,
	2023	2022
Cash provided by (used in) Operating Activities	$5,035	$(54,349)
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	23,477	639
Effects on changes in foreign exchange rate	(760)	45,697
Net changes in cash during period	$27,752	$(8,013)

Operating Activities

For the six months ended September 30, 2023, net cash provided by operating activities was $5,035, related to our net loss of $67,207, decreased by net changes in operating assets and liabilities of $72,242.

For the six months ended September 30, 2022, net cash used in operating activities was $54,349, related to our net loss of $135,120, decreased by net changes in operating assets and liabilities of $80,770.

Investing Activities

We did not use any funds for investing activities for the six months ended September 30, 2023 and 2022.

Financing Activities

For the six months ending September 30, 2023, net cash provided by financing activities was $23,477 from advancement from related parties of $43,223 and proceed from issuance of convertible notes of $63,332, offset by repayment to related parties of $28,787 and repayment of promissory notes of $54,391.

For the six months ending September 30, 2022, net cash provided by financing activities was $639 from advancement from related parties of $5,557 offset by repayment to related parties of $4,918.

Related party Transactions

During the six months ended September 30, 2023 and September 30, 2022, Raj-Mohinder Gurm, Chief Executive Officer, Chief Financial Officer and a Director of the Company advanced $43,323 and $5,557 to the Company to support operating cost and was repaid of $28,787 and $4,918, respectively. During the six months ended September 30, 2023 and September 30, 2022, the Company incurred management salary to Raj-Mohinder Gurm, Chief Executive Officer, Chief Financial Officer and a Director of the company of $27,896 and $28,999, respectively. As of September 30, 2023 and March 31, 2023, the accrued management salary to Mr. Gurum was $663,780 and $635,477, respectively. As of September 30, 2023 and March 31, 2023, the total amount due to  Mr. Gurum was $719,479 and $676,706 respectively.

As of September 30, 2023 and March 31, 2023, the amount due to Hans Edblad, aDirector of the Company was $1,257 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of September 30, 2023 and March 31, 2023, the total amount due to related parties was $720,736 and $677,962, respectively.

Commitments and Obligations

At September 30, 2023, the Company reported notes payable totaling $553,651 with accrued interest of $276,816. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the Six-month period ended September 30, 2023, and September 30, 2022, the Company incurred management salary to its Chief Executive Officer of $27,896 and $28,999, respectively. As of September 30, 2023, and September 30, 2022, the accrued management salary was $663,780 and $600,096, respectively. As of September 30, 2023, and September 23, 2022, the total amount due to the Director and Officer was $$719,479 and $676,706 respectively.

As of September 30, 2023, and September 30, 2022, the amount due to another Director of the Company was $1,257 and $1256, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2023, the Company issued two convertible notes for an aggregate total of $55,000 CAD ($40,680 USD).  Both promissory notes are due on demand and bear an interest rate of 5% per annum.

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

P2 SOLAR, INC.

Date:	November 20, 2023
/s/Raj-Mohinder Gurm
Raj-Mohinder Gurm, Chief Executive Officer

Date:	November 20, 2023
/s/Raj-Mohinder Gurm
Raj-Mohinder Gurm, Chief Financial Officer

