Form 10-Q
period 2023-12-31
P2 Solar, Inc.
filed 2024-02-14
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of February 14, 2023, the Company had 67,946,513 shares issued and outstanding.

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS.

P2 SOLAR, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED DECEMBER 31, 2023 and 2022

P2 SOLAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

	December 31, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$256	$7,644
Accounts receivable	27,571	-
Other receivable	8,821	9,263
Prepaid expense	3,995	-
Total Current Assets	40,643	16,907

Goodwill	3,168	3,168
TOTAL ASSETS	$43,811	$20,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$284,518	$219,896
Accrued interest	285,206	264,482
Promissory notes payable	472,290	526,339
Convertible notes payable	83,170	18,473
Due to related parties	748,908	677,962
Total Current Liabilities	1,874,092	1,707,152

Total Liabilities	1,874,092	1,707,152

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,063,819)	(7,961,863)
Accumulated other comprehensive loss	(377,192)	(335,944)
Total Stockholders’ Deficit	(1,830,281)	(1,687,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,811	$20,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

REVENUE	$22,168	$-	$154,234	$-
Cost of revenue	23,603	-	91,386	-
Gross Profit (Loss)	(1,435)	-	62,848	-

OPERATING EXPENSES
General and Administrative expenses	$21,762	$853	$37,965	$944
Professional fees	9,251	9,132	78,467	26,652
Management salaries- related party	13,743	13,775	41,639	42,774
Total Operating Expenses	44,756	23,760	158,071	70,370

OPERATING LOSS	(46,191)	(23,760)	(95,223)	(70,370)

OTHER INCOME (EXPENSES)
Interest expense	(8,352)	(7,842)	(24,446)	(23,573)
Foreign exchange loss	19,796	(19,806)	17,073	(92,585)
Other income (expense)	(3)	-	640	-
Total Other Income (Expenses)	11,441	(27,647)	(6,733)	(116,157)

Provision for income taxes	-	-	-	-

NET LOSS	$(34,750)	$(51,409)	$(101,956)	$(186,529)

COMPREHENSIVE LOSS
Net loss	(34,750)	(51,409)	(101,956)	(186,529)
Foreign currency adjustment	(40,114)	(20,126)	(41,248)	132,538
Total comprehensive loss	$(74,864)	$(71,535)	$(143,204)	$(53,991)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

Nine Months Ended December 31, 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

Foreign exchange translation adjustment	-	-	-	-	36,637	36,637
Net loss	-	-	-	(41,440)	-	(41,440)
Balance - September 30, 2023	67,946,513	$67,947	$6,542,783	$(8,029,069)	$(337,078)	$(1,755,417)

Foreign exchange translation adjustment	-	-	-	-	(40,114)	(40,114)
Net loss	-	-	-	(34,750)	-	(34,750)
Balance - December 31, 2023	67,946,513	$67,947	$6,542,783	$(8,063,819)	$(377,192)	$(1,830,281)

Nine Months Ended December 31, 2022

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2022	67,946,513	$67,947	$6,542,783	$(7,784,335)	$(465,524)	$(1,639,129)

Foreign exchange translation adjustment	-	-	-	-	50,163	50,163
Net loss	-	-	-	(60,395)	-	(60,395)
Balance - June 30, 2022	67,946,513	$67,947	$6,542,783	$(7,844,730)	$(415,361)	$(1,649,362)

Foreign exchange translation adjustment	-	-	-	-	102,501	102,501
Net loss	-	-	-	(74,725)	-	(74,725)
Balance - September 30, 2022	67,946,513	$67,947	$6,542,783	$(7,919,455)	$(312,860)	$(1,621,587)

Foreign exchange translation adjustment	-	-	-	-	(20,126)	(20,126)
Net loss	-	-	-	(51,409)	-	(51,409)
Balance - December 31, 2022	67,946,513	$67,947	$6,542,783	$(7,970,864)	$(332,986)	$(1,693,122)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Nine Months Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,956)	$(186,529)
Changes in operating assets and liabilities:
Accounts receivable	(27,036)	-
Other receivable	644	(110)
Prepaid expense	(3,918)	3,616
Accounts payable and accrued liabilities	58,366	43,330
Accrued interest	14,302	42,776
Management salary payable	41,639	42,774
Net cash used in operating activities	(17,959)	(54,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	57,235	12,191
Repayment to related parties	(44,735)	(7,308)
Repayment of promissory notes	(54,125)	-
Proceed from issuance of convertible notes	63,022	7,616
Net cash provided by financing activities	21,397	12,499

Effect of exchange rate changes on cash	(10,826)	36,515

Net change in cash and cash equivalents	(7,388)	(5,128)
Cash and cash equivalents - beginning of period	7,644	10,257
Cash and cash equivalents - end of period	$256	$5,129

Supplemental Cash Flow Disclosures
Cash paid for interest	$3,799	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $8,063,819 and a net loss of $101,956 for the nine months ended December 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2022
Spot USD: CAD exchange rate	1.3226	1.3544
Average USD: CAD exchange rate	1.3487	1.3130

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of December 31, 2023 and March 31, 2023, the Company had cash of $256 and $7,644, respectively, and had no cash equivalents.

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

As of December 31, 2023 and March 31, 2023, the Company had accounts receivable of $27,571 and $0, respectively.

As of December 31, 2023, the Company has three customers contributed over 10% of the accounts receivable at 46%, 25% and 41%, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,821 and $9,263 as of December 31, 2023 and March 31, 2023, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of December 31, 2023 and March 31, 2023, prepaid expense was $3,995 and $0, respectively.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $284,518 and $219,896 as of December 31, 2023 and March 31, 2023, respectively.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable US GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable US GAAP.

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. On April 1, 2021, the Company chose to early adopt ASU 2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $3,168 (CAD 4,287). The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of December 31, 2023 no indicators of impairment exist. No impairment loss on goodwill was recognized for the nine months ended December 31, 2023.

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

The Company’s revenue derives from installation of rooftop solar systems. For the nine months ended December 31, 2023 and 2022, the Company recognized revenue of $154,234 and $0 and incurred cost of sales of $91,386 and $0, resulting in gross profit of $62,848 and $0, respectively.

During the nine months ended December 31, 2023, the Company has five customers contributed over 10% of total sales at 46%, 16%, 14%, 11% and 11%.

During the nine months ended December 31, 2023, all the Company sales revenue were derived from Canada.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

NET LOSS	$(34,750)	$(51,409)	$(101,956)	$(186,529)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513	67,946,513	67,946,513

Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the nine months ended December 31, 2023 convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

December 31, 2023
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

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$-

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(977)
Total identifiable liabilities	(3,173)

Net assets (liabilities)	(3,168)
Goodwill	$3,168

NOTE 5 - PROMISSORY NOTES PAYABLE  AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of December 31, 2023 and March 31, 2023, the promissory notes payable to non-affiliates are summarized as follows:

		December 31,	March 31,
Note	Expiry Date	2023	2023
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	25,000	25,000
Promissory Note - November 2013	Due on demand	80,000	80,000
Promissory Note - November 2013	Due on demand	30,000	30,000
Promissory Note - December 2013	Due on demand	30,000	30,000
Promissory Note - January 2014	Due on demand	10,000	10,000
Promissory Note - February 2014	Due on demand	10,000	10,000
Promissory Note - March 2014	Due on demand	10,000	10,000
Promissory Note - May 2014	Due on demand	5,000	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	200,000	200,000
Promissory Note - January 2018	Due on demand	-	17,841
Promissory Note - June 2021	Due on demand	-	3,695
Promissory Note - August 2021	Due on demand	-	22,168
Promissory Note - August 2021	Due on demand	-	7,389
Promissory Note - November 2021	Due on demand	-	2,956
		472,290	526,339
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$472,290	$526,339

During the nine months ended December 31, 2023, the Company repaid in full the promissory note payable to Azariah Zemarium in the amount of $17,841 (CAD24,000).

During the nine months ended December 31, 2023, the Company repaid promissory notes of $36,331 (CAD 49,000).

Convertible Notes

As of December 31, 2023 and March 31, 2023, the convertible notes payable to non-affiliates are summarized as follows:

		December 31,	March 31,
Note	Expiry Date	2023	2023
Convertible Note - December 2022	Due on demand	$7,561	$7,389
Convertible Note - February 2023	Due on demand	11,341	11,084
Convertible Note - June 2023	Due on demand	22,683	-
Convertible Note - August 2023	Due on demand	15,122	-
convertible Note - September 2023	Due on demand	26,463	-
		83,170	18,473
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$83,170	$18,473

During the nine months ended December 31, 2023, the Company issued convertible notes to non-affiliates totaling $63,0222 (CAD85,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share

During the nine months ended December 31, 2023 and 2022, the Company incurred interest expense on promissory notes and convertible notes of $24,446 and $23,573, respectively. During the nine months ended December 31, 2023, the Company repaid accrued interest of $3,799 (CAD5,124). As of December 31, 2023 and March 31, 2023, the accrued interest on the promissory notes and convertible notes was $285,206 and $264,482, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023 and 2022, the Director and Officer of the Company advanced $57,235 and $12,191 to the Company to support operating cost and was repaid of $44,735 and $7,308, respectively.

During the nine months ended December 31, 2023 and 2022, the Company incurred management salary to the Director and Officer of $41,639and $42,774, respectively. As of December 31, 2023 and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of December 31, 2023 and March 31, 2023, the total amount due to the Director and Officer was $748,908 and $676,706 respectively.

As of December 31, 2023 and March 31, 2023, the amount due to another Director of the Company of $1,285 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of December 31, 2023 and March 31, 2023, the total amount due to related parties was $748,908 and $677,962, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of December 31, 2023 and March 31, 2023, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2023, and through the date that these financials were issued, the Company had the Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

There have been no significant subsequent events.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months and nine months ended December 31, 2023, as compared to the three months and nine months ended December 31, 2022.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended December 31, 2023 and December 31, 2022

	Three Months Ended
	December 31,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$22,168	$-	$22,168	100%
Cost of Goods Sold	23,603	-	23,603	100%
Gross Profit	(1,435)	-	(1,435)	100%
Operating expenses	44,756	23,760	20,995	88%
Loss from operations	(46,191)	(23,760)	(22,431)	94%
Other expenses	11,441	(27,647)	39,089	-141%
Net Loss	$(34,750)	$(51,409)	$16,659	-32%
Foreign currency adjustment	(40,114)	(20,126)	(19,988)	99%
Comprehensive income (loss)	(74,864)	(71,535)	(3,329)	5%

Gross Profit

The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023. During the three months ended December 31, 2023 and 2022, the Company recognized revenue of $22,168 and $nil and incurred cost of sales of $23,603 and $nil, resulting in gross loss of $1,435 and $nil, respectively.

Operating Expenses

During the three months ended December 31, 2023, the Company had operating expenses of $44,756 as compared to operating expenses of $23,760 during the three months ended December 31, 2022, an increase of $20,995 or approximately 88%. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses due to increased business activities.

Loss and Comprehensive Loss

The Company had comprehensive loss of $74,864 for the three months ended December 31, 2023, as compared to comprehensive loss of $71,535 for the three months ended December 31, 2022, a change of $3,329 or approximately 5%. The increase in comprehensive income for the three months ended December 31, 2023 from the three months ended December 31, 2022 was primarily attributable to an increase in foreign currency loss for the three months ended December 31, 2023.  Actual net loss for the three months ended December 31, 2023 was $34,750 as compared to net loss of $51,409 for the three months ended December 31, 2022.

Nine Month Period ended December 31, 2023 and December 31, 2022

	Nine Months Ended
	December 31,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$154,234	$-	$154,234	100%
Cost of Goods Sold	91,386	-	91,386	100%
Gross Profit	62,848	-	62,848	100%
Operating expenses	158,071	70,370	87,700	125%
Loss from operations	(95,223)	(70,370)	(24,853)	35%
Other expenses	(6,733)	(116,157)	109,425	-94%
Net Loss	$(101,956)	$(186,529)	$84,573	-45%
Foreign currency adjustment	(41,248)	132,538	(173,786)	-131%
Comprehensive income (loss)	(143,204)	(53,991)	(89,213)	165%

Gross Profit

The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023. During the nine months ended December 31, 2023 and 2022, the Company recognized revenue of $154,234 and $nil and incurred cost of sales of $91,386 and $nil, resulting in gross profit of $62,848 and $nil, respectively.

Operating Expenses

During the nine months ended December 31, 2023, the Company had operating expenses of $158,071 as compared to operating expenses of $70,370 during the nine months ended December 31, 2022, an increase of $87,700 or approximately 125%. The increase in operating expenses was primarily attributable to an increase in professional fees and general and administrative expenses.  The increase in professional fees during the nine months ended December 31, 2023 was due to an increase in audit fees for the completion of an audit of its financial statements for the years ended March 31, 2023, 2022 and 2021.

Loss and Comprehensive Loss

The Company had comprehensive loss of $143,204 for the nine months ended December 31, 2023, as compared to comprehensive loss of $53,991 for the nine months ended December 31, 2022, a change of $89,213 or approximately 165%.  The increase in comprehensive loss for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was primarily attributable to an increase in foreign currency loss for the nine months ended December 31, 2023.  Actual net loss for the nine months ended December 31, 2023 was $101,956 as compared to net loss of $186,529 for the nine months ended December 31, 2022.

Liquidity and Capital Resources

Working Capital (Deficiency)

	December 31,	March 31,	Change	Change
	2023	2023	Amount	Percentage
Current Assets	$40,643	$16,907	$23,736	140%
Current Liabilities	1,874,092	1,707,152	166,940	10%
Working Capital (Deficiency)	$(1,833,449)	$(1,690,245)	(143,204)	8%

As of December 31, 2023, the Company’s balance sheet reflects total current assets of $40,643 as compared to $16,907 as of March 31, 2023, an increase of $23,736 or approximately 140%.  The increase was primarily attributable to an increase in accounts receivable and prepaid expenses as compared to March 31, 2023. The Company’s subsidiary, Futricity Solar, Inc, started producing income during the nine months ended December 31, 2023.

The balance sheet of the Company reflects that as of December 31, 2023, it had total current liabilities of $1,874,092 as compared to total current liabilities of $1,707,152 at March 31, 2023, an increase of $166,940 or approximately 10%.  The increase was primarily attributable to the increase in accounts payable of $64,622, increase in due to related parties of $70,946 and increase in accrued interest of $20,724.

Working capital deficiency increased from $1,690,245 as of March 31, 2023 to $1,833,449 as of December 31, 2023 mainly due to the increase in accounts payable, due to related parties and accrued interest.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond March 31, 2024.  The company raised CAD $110,000, it was allowed to raise under the terms of the partial revocation of the cease trade order imposed by the British Columbia Securities Commission. This money is enough to pay for all Audit and filing-related expenses.  The Company has filed for final revocation of the cease trade order and expect the Cease Trade Order to be revoked in the next 30 to 45 days, however, there is no guarantee that it will happen.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

Cash Flows

	Nine Months Ended
	December 31,
	2023	2022
Cash used in Operating Activities	$(17,959)	$(54,142)
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	21,237	12,499
Effects on changes in foreign exchange rate	(10,826)	36,515
Net changes in cash during period	$(7,388)	$(5,128)

Operating Activities

For the nine months ended December 31, 2023, net cash used in operating activities was $17,959 related to our net loss of $101,956, decreased by net changes in operating assets and liabilities of $83,997.

For the nine months ended December 31, 2022, net cash used in operating activities was $54,142, related to our net loss of $186,529, decreased by net changes in operating assets and liabilities of $132,387.

Investing Activities

We did not have any investing activities for the nine months ended December 31, 2023 and 2022.

Financing Activities

For the nine months ending December 31, 2023, net cash provided by financing activities was $21,397 from advancement from related parties of $57,235 and proceed from issuance of promissory notes of $63,022, offset by repayment to related parties of $44,735 and repayment of promissory notes of $54,125.

For the nine months ending December 31, 2022, net cash provided by financing activities was $12,499 from advancement from related parties of $12,191 and proceed from issuance of convertible notes of $7,616 offset by repayment to related parties of $7,308.

Related party Transactions

During the nine months ended December 31, 2023 and 2022, the Director and Officer of the Company advanced $57,235 and $12,191 to the Company to support operating cost and was repaid of $44,735 and $7,308, respectively.

During the nine months ended December 31, 2023 and 2022, the Company incurred management salary to the Director and Officer of $41,639and $42,774, respectively. As of December 31, 2023 and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of December 31, 2023 and March 31, 2023, the total amount due to the Director and Officer was $748,908 and $676,706 respectively.

As of December 31, 2023 and March 31, 2023, the amount due to another Director of the Company of $1,285 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of December 31, 2023 and March 31, 2023, the total amount due to related parties was $748,908 and $677,962, respectively.

Commitments and Obligations

At December 31, 2023, the Company reported notes payable totaling $555,460 with accrued interest of $285,206. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the nine-month period ended December 31, 2023 and 2022, the Company incurred management salary to its Chief Executive Officer of $41,639 and $42,774, respectively. As of December 31, 2023 and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of December 31, 2023 and March 31, 2023, the total amount due to the Director and Officer was $$747,623 and $676,706 respectively.

As of December 31, 2023, and March 31, 2023, the amount due to another Director of the Company was $1,285 and $1256, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

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
10.1

Agreement for the Acquisition of Futricity Solar, Inc. by P2 Solar, Inc. dated February 19, 2023, incorporated herein by reference from Form 10-K filed with the U.S. Securities and Exchange Commission on August 8, 2023.

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

P2 SOLAR, INC.

Date:	February 14, 2024
/s/ Raj-Mohinder Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer

Date:	February 14, 2024
/s/ Raj-Mohinder Gurm
Raj-Mohinder S. Gurm, Chief Financial Officer

