Form 10-K
period 2024-03-31
P2 Solar, Inc.
filed 2024-07-16
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _____________________

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $244,550 based on a $0.0047 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 7, 2024, the Company had 67,946,513 shares issued and outstanding.

i

ii

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

Recent History

April 1, 2022, to March 31, 2023

On March 6, 2015, the Company received a cease trade order from the British Columbia Securities Commission for failure to file records required as an OTC reporting issuer. On November 24, 2022, the Company received a partial revocation order from the British Columbia Securities Commission, permitting the Company to conduct a private placement of an amount of up to $110,000 CAD by way of the issuance of debt securities that are convertible into common shares at $0.03 CAD per share (the “Offering”). Management of the Company has filed the Company’s audited financial statements and paid all outstanding fees to the British Columbia Securities Commission and applied to have the cease trade order fully revoked. There is no guarantee the issuance of a full revocation of the cease trade order in British Columbia in the future.

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

April 1, 2023, to March 31, 2024

At the time of the Company’s acquisition of Futricity Solar, Inc. (Futricity) on February 22, 2023, Futricity had $18,000 CAD worth of orders to install rooftop solar systems.  Since March 31, 2023, the Company acquired more orders for rooftop solar systems and in the 12 months ending March 31, 2024, have had sales of approximately 166,000 USD.  The company completed 112 KW of installations.

On June 15, 2023, the Company paid out in full the Promissory Note payable to Azariah Zemarium in the amount of US$17,841.

On June 29th, 2023, the Company issued a convertible note for $30,000 CAD.  The promissory note is due on demand and bears an interest rate of 5% per annum.

On August 14, 2023, the Company issued a convertible note for $20,000 CAD.  The promissory note is due on demand and bears an interest rate of 5% per annum.

On September 14, 2023, the Company issued a convertible note for $35,000 CAD.  The promissory note is due on demand and bears an interest rate of 5% per annum.

On September 22, 2023, the Company paid out in full the Promissory Notes payable to Tracy Pettersen in the amount of US$36,331 (CAD $49,000).

Description of Business

Principal Products or Services and their Markets

The Company, through its subsidiary Futricity Solar, Inc installs and maintains small residential and commercial rooftop solar systems in Canada. Based on the specific needs of its customers, the Company purchases its solar modules, inverters and other parts from third parties. The Company’s operations to date have been solely in British Columbia but the Company intends to expand to other regions in Canada and potentially certain U.S. states in the next two years.

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

Status of any Publicly Announced New Product or Service

As of the Company's acquisition of Futricity on February 22, 2023, Futricity had $18000 CAD worth of orders for rooftop solar system installations. As of  March 31, 2024, the Company has had sales of  $166,000 USD for eight solar systems totaling 112 KW. Management believes these developments show promising progress in the Company's new solar energy business line but there is no guarantee all orders will continue to materialize at this pace.

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

Need for Any Government Approval of Principal Products or Services

The Company is licensed as an electrical contractor in British Columbia. If the Company is to operate in other jurisdictions in Canada it will need to obtain the required licenses or contract third parties with the required licenses necessary to operate in that jurisdiction.

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

Under the 2015 Paris Agreement, Canada has pledged to reduce greenhouse gas (GHG) emissions by 40–45% from 2005 levels by 2030 and has made a commitment to reach net zero emissions by 2050. As a result, the Canadian federal and provincial governments offer various tax incentives and grant programs to promote clean energy which includes solar energy.

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

In 2023, the Canadian federal government introduced the Canada Greener Homes Grant through Natural Resources Canada. Under this program Canadian homeowners are eligible up to $40,000 CAD in interest-free loans to help purchase environmentally friendly retrofits. These can include solar panels, more efficient furnaces, or higher quality sealing for windows and doors.

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

ITEM 1A. RISK FACTORS

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

The operating losses and working capital deficiency of the Company raise substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of $8,105,900 and $7,961,863 as of March 31, 2024 and March 31, 2023, respectively. The Company has incurred annual operating losses from inception until 2024. The Company anticipated becoming profitable as it reduces costs and increases installation revenues as it grows its business. However, there can be no assurances that these actions will result in future or sustained profitability. The Company is subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and the Company may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect the business of the Company. If the Company does not generate sufficient revenues, does not achieve profitability, or does not have other sources of financing to conduct its business, the Company may have to curtail or cease its development plans and operations, which could cause investors to lose the entire amount of their investment.

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

The Company does not have an compensation committee, stockholders will have to rely on the entire Board of Directors to perform these functions.

The Company does not have an compensation committee comprised of independent directors. Indeed, it does not have any compensation committee. These functions are performed by the Board of Directors as a whole which currently consists of three people. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation issues that may affect management decisions.

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

On November 24, 2022, the Company received a Partial Revocation Order from the British Columbia Securities Commission, permitting the Company to conduct a private placement of an amount of up to $110,000 by way of the issuance of debt securities that are convertible into common shares at $0.03 per share. Management of the Company has filed the Company’s audited financial statements and paid all outstanding fees to the British Columbia Securities Commission and has applied to have the cease trade order fully revoked. There is no guarantee the issuance of a full revocation of the cease trade order in British Columbia in the future.

The Company does not expect to declare a cash dividend on its common stock in the foreseeable future.

The Company has never declared or paid a cash dividend on its common stock, and management does not anticipate paying cash dividends in the foreseeable future. The Company expects to use future earnings, if any, as well as any capital that may be raised in the future, to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of the Company’s common stock to appreciate. Management of the Company cannot assure stockholders of a positive return on their investment when they sell their shares, nor can management assure that stockholders will not lose the entire amount of their investment.

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

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the common stock of the Company may fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

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

In the future, the Company may choose to issue debt or equity securities or incur other financial obligations, including stock dividends and shares exchanged for common units and equity plan shares/units. In the event of liquidation, holders of the Company's debt securities, other loans, and preferred stock will be entitled to receive distributions from its available assets before common stockholders. The Company is not obligated to offer any such additional debt or equity securities to existing stockholders on a pre-emptive basis. Consequently, any issuance of additional common stock, whether directly or through convertible or exchangeable securities (such as common units and convertible preferred units), warrants, or options, could result in the dilution of existing common stockholders' holdings. Additionally, the perception of such issuances may negatively impact the market price of the Company's common stock.

If the Company issues convertible preferred units or any series or class of preferred stock, such securities may carry preferences on distribution payments, periodically or upon liquidation. These preferences could limit or eliminate the Company's ability to distribute to common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	(U.S. $)

2021	HIGH	LOW
Quarter Ended Jun 30, 2021	0.0300	0.0002
Quarter Ended September 30, 2021	0.0975	0.0001
Quarter Ended December 31, 2021	0.0799	0.0125
Quarter Ended March 31, 2022	0.0397	0.0101

2022	HIGH	LOW
Quarter Ended Jun 30, 2022	0.11875	0.01100
Quarter Ended September 30, 2022	0.06500	0.01500
Quarter Ended December 31, 2022	0.03000	0.00152
Quarter Ended March 31, 2023	0.03500	0.00610

2023	HIGH	LOW
Quarter Ended Jun 30, 2023	0.0100	0.0043
Quarter Ended September 30, 2023	0.0100	0.0280
Quarter Ended December 31, 2023	0.0077	0.0043
Quarter Ended March 31, 2024	0.0080	0.0043

Holders

As of March 31, 2024, there were 67,946,513 shares of common stock issued and outstanding and approximately 80 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2024 or 2023.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

	High	Low
June 2024	0.7334	0.7264
May 2024	0.7345	0.7268
April 2024	0.7405	0.7235
March 2024	0.7423	0.7357
February 2024	0.7460	0.7363
January 2024	0.7510	0.7395
December 2023	0.7573	0.7353

ITEM 6. RESERVED

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the year ended March 31, 2024, as compared to the year ended March 31, 2023.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Year ended March 31, 2024, and March 31, 2023

	Year Ended
	March 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$166,288	$-	$166,288	100%
Cost of Goods Sold	99,313	-	99,313	100%
Gross Profit	66,975	-	66,975	100%
Operating expenses	181,917	88,487	93,429	106%
Loss from operations	(114,942)	(88,487)	(26,455)	30%
Other expenses	(33,486)	(89,041)	55,556	-62%
Net Loss	$(148,426)	$(177,528)	$29,102	-16%
Foreign currency adjustment	2,812	129,580	(126,788)	-98%
Comprehensive income (loss)	(145,614)	(47,948)	(97,666)	204%

Sales

During the year ended March 31, 2024, the Company had sales of $166,288 as compared to sales of $nil during the year ended March 31, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the year ended March 31, 2024, the Company had operating expenses of $181,917 as compared to operating expenses of $88,487 during the year ended March 31, 2023, an increase of $93,429, or approximately 106%. The increase in operating expenses was attributed to the increase in general and administration expenses and professional fees in supporting the increased business activities resulted from the acquisition of Futricity.

Comprehensive Loss

The Company had comprehensive loss of $145,614 for the year ended March 31, 2024, as compared to a loss and comprehensive loss of $47,948 for the year ended March 31, 2023, a change of $97,666 or approximately 204%.  The increase in comprehensive loss for the year ended March 31, 2024 from the year ended March 31, 2023 was primarily attributable to an decrease in foreign currency gain for the year ended March 31, 2024.  Actual net loss for the year ended March 31, 2024 was $148,426 as compared to net loss of $177,528 for the year ended March 31, 2023.

Liquidity and Capital Resources

Working Capital (Deficiency)

	March 31, 2024	March 31, 2023	Change Amount	hange Percentage
Current Assets	$24,358	$16,907	$7,451	44%
Current Liabilities	1,860,218	1,707,152	153,066	9%
Working Capital (Deficiency)	$(1,835,861)	$(1,690,245)	(145,616)	9%

As of March 31, 2024, the Company’s audited balance sheet reflects total assets of $24,358, as compared to total assets of $16,907 during the fiscal year ended March 31, 2023, an increase of $7,451 or approximately 44%.  The increase was primarily attributable to an increase in accounts receivable and prepaid expenses.

The audited balance sheet of the Company reflects that as of March 31, 2024, it had total current liabilities of $1,860,218, as compared to total current liabilities of $1,707,152 at March 31, 2023, an increase of $153,066 or approximately 9%.  The increase was primarily attributable to The increase in due to related parties, convertible notes payable, accounts payable and accrued liabilities and accrued interest.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond August 15, 2024.  In the year ended March 31, 2023 the company raised $55,000 CAD of the total of $110,000 CAD it was allowed to raise under the terms of the partial revocation of the cease trade order imposed by the British Columbia Securities Commission. The Company raised remainder of $55,000 CAD in the year ended March 31, 2024.  This money was enough to pay for all Audit and filing-related expenses until September 2023.  The company is not allowed to raise any more money until the CTO is revoked. Therefore, the management of the company has been paying for the company expenses. The Company has filed for final revocation of the cease trade order in September 2023 with the British Columbia Securities Commission.  British Columbia Securities Commission is still reviewing the file.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

The Company estimates that the total aggregate costs for expansion for solar installation business will be roughly $2,000,000.  The Company anticipates that it will attempt to raise money from individual investors by selling convertible preferred shares. Furthermore, the Company has had preliminary discussions with a number of groups regarding the financing; management is hopeful that the Company will be able to obtain financing.  However, none of this can be done until the cease trade order is revoked by the British Columbia securities Commission. There is no guarantee that it will be successful in raising any additional capital.  If management is unable to finance the Company by debt or equity financing, or a combination of the two, management will have to look for other sources of funding to meet the requirements of the Company.  That source has not yet been identified.

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

Cash Flows

	Year Ended
	March 31,
	2024	2023
Cash used in Operating Activities	$(27,672)	$(54,888)
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	19,730	22,634
Effects on changes in foreign exchange rate	511	31,690
Net changes in cash during period	$(7,431)	$(564)

Operating Activities

For the year ended March 31, 2024, net cash used in operating activities was $27,672 related to our net loss of $148,426, decreased by net changes in operating assets and liabilities of $120,754.

For the year ended March 31, 2023, net cash used in operating activities was $54,888, related to our net loss of $177,528, decreased by net changes in operating assets and liabilities of $122,640.

Investing Activities

We did not use any funds for investing activities for the year ended March 31, 2024 and 2023.

Financing Activities

For the year ending March 31, 2024, net cash provided by financing activities was $19,730 from advancement from related parties of $67,381 and proceed from issuance of promissory notes of $63,025, offset by repayment to related parties of $56,549 and repayment of promissory notes of $54,127.

For the year ending March 31, 2023, net cash provided by financing activities was $22,634 from advancement from related parties of $16,629 and proceed from issuance of promissory notes of $25,000, offset by repayment to related parties of $18,995.

Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $8,110,289 and a net loss of $148,426 for the year ended March 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Related party Transactions

During the year ended March 31, 2024 and 2023, the Director and Officer of the Company advanced $67,381 and $16,629 to the Company to support operating cost and was repaid of $56,549 and $18,995, respectively.

During the year ended March 31, 2024 and 2023, the Company incurred management salary to the Director and Officer of $55,520 and $56,600, respectively. As of March 31, 2024 and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of March 31, 2024 and March 31, 2023, the total amount due to the Director and Officer was $741,901 and $676,706 respectively.

As of March 31, 2024 and March 31, 2023, the amount due to another Director of the Company of $1,255 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of March 31, 2024 and March 31, 2023, the total amount due to related parties was $743,156 and $677,962, respectively.

Commitments and Obligations

At March 31, 2024, the Company reported notes payable totaling $553,471 with accrued interest of $293,627. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the year ended March 31, 2024 and March 31, 2023, the Company incurred management salary to its Chief Executive Officer of $55,520 and $56,600, respectively. As of March 31, 2024 and March 31, 2023, the accrued management salary was $689,942 and $635,477, respectively. As of March 31, 2024 and March 31, 2023, the total amount due to the Director and Officer was $$741,901 and $676,706 respectively.

As of March 31, 2024 and March 31, 2023, the amount due to another Director of the Company was $1,255 and $1256, respectively.

The loans and amounts owing to the related parties are unsecured, due on demand and non-interest bearing.

Goodwill

The Company’s Consolidated Balance Sheet as of March 31, 2023 contained adjustment on goodwill and contingent consideration liability from the acquisition of Futricity Solar, Inc. attributable to remeasurement for the fair value of purchase price on the acquisition. During the year ended March 31, 2024, the Company performed discounted cash flow test which indicates purchase price of USD87,086 and Goodwill of USD90,254. As a result of the remeasurement, the Goodwill was restated at USD90,254 and contingent consideration liability was restated at USD87,086 in the Balance Sheet as of March 31, 2023.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policy

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

The Company’s revenue derives from installation of rooftop solar systems. For the year ended March 31, 2024 and 2023, the Company recognized revenue of $166,288 and $0 and incurred cost of sales of $99,313 and $0, resulting in gross profit of $66,975 and $0, respectively.

During the year ended March 31, 2024, the Company has five customers contributed over 10% of total sales.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

P2 SOLAR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2024 and 2023

A-6, Maharani Bagh New Delhi-110065 Ph. : 011-41626470-71 E-mail : info@bansalco.com Website : www.bansalco.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of P2 Solar, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P2 Solar Inc.  (the "Company") as of March 31, 2024, and March 31, 2022, the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a Chartered Accountants firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required    to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net losses of $148,426 and $177,528 during the years ended March 31, 2024 and March 31, 2023 and accumulated deficit of $8,110,289 and $7,961,863, respectively. The Company’s current liabilities exceed its current assets by $1,835,859 and $1,690,245 as of March 31, 2024 and March 31, 2023, respectively. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Surinder K. Bansal M. No. 014301

We have served as the Company's auditor since 2024.

Bansal & Co. LLP,

New Delhi, India

Date: July 16th, 2024

Place: New Delhi

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND MARCH 31, 2023

	March 31, 2024	March 31, 2023
ASSETS		(Restated)
Current Assets
Cash	$213	$7,644
Accounts receivable	11,855	-
Other receivable	8,390	9,263
Prepaid expense	3,900	-
Total Current Assets	24,358	16,907

Goodwill	90,254	90,254
TOTAL ASSETS	$114,612	$107,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$269,963	$219,896
Accrued interest	293,627	264,482
Promissory notes payable	472,290	526,339
Convertible notes payable	81,181	18,473
Due to related parties	743,156	677,962
Total Current Liabilities	1,860,217	1,707,152

Contingent consideration liability	87,086	87,086

Total Liabilities	1,947,303	1,794,238

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,110,289)	(7,961,863)
Accumulated other comprehensive loss	(333,132)	(335,944)
Total Stockholders’ Deficit	(1,832,691)	(1,687,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$114,612	$107,161

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Year Ended
	March 31,
	2024	2023

REVENUE	$166,288	$-
Cost of revenue	99,313	-
Gross Profit	66,975	-

OPERATING EXPENSES
General and Administrative expenses	$41,540	$1,736
Professional fees	84,856	30,151
Management salaries- related party	55,520	56,600
Total Operating Expenses	181,917	88,487

OPERATING LOSS	(114,942)	(88,487)

OTHER INCOME (EXPENSES)
Interest expense	(32,911)	(32,237)
Foreign exchange loss	(1,214)	(56,804)
Other income	640	-
Total Other Expenses	(33,486)	(89,041)

Provision for income taxes	-	-

NET LOSS	$(148,426)	$(177,528)

COMPREHENSIVE LOSS
Net loss	(148,426)	(177,528)
Foreign currency adjustment	2,812	129,580
Total comprehensive loss	$(145,614)	$(47,948)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2022	67,946,513	$67,947	$6,542,783	$(7,784,335)	$(465,524)	$(1,639,129)

Foreign exchange translation adjustment	-	-	-	-	129,580	129,580
Net loss	-	-	-	(177,528)	-	(177,528)
Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	2,812	2,812
Net loss	-	-	-	(148,426)	-	(148,426)
Balance - March 31, 2024	67,946,513	$67,947	$6,542,783	$(8,110,289)	$(333,132)	$(1,832,691)

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Year Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(148,426)	$(177,528)
Changes in operating assets and liabilities:
Accounts receivable	(11,910)	-
Other receivable	865	(141)
Prepaid expense	(3,918)	3,589
Accounts payable and accrued liabilities	50,582	12,185
Accrued interest	29,614	50,407
Management salary payable	55,521	56,600
Net cash used in operating activities	(27,672)	(54,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	67,381	16,629
Repayment to related parties	(56,549)	(18,995)
Repayment of promissory notes	(54,127)	-
Proceeds from issuance of promissory notes	-	25,000
Proceed from issuance of convertible notes	63,025	-
Net cash provided by financing activities	19,730	22,634

Effect of exchange rate changes on cash	511	31,690

Net change in cash and cash equivalents	(7,431)	(564)
Cash and cash equivalents - beginning of period	7,644	8,208
Cash and cash equivalents - end of period	$213	$7,644

Supplemental Cash Flow Disclosures
Cash paid for interest	$3,799	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Goodwill generated from acquisition of subsidiary	$-	$90,254

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND MACH 31, 2023

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $8,110,289 and a net loss of $148,426 for the year ended March 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2024	2023
Spot USD: CAD exchange rate	1.3550	1.3533
Average USD: CAD exchange rate	1.3487	1.3230

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of March 31, 2024 and March 31, 2023, the Company had cash of $213 and $7,644, respectively, and had no cash equivalents.

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

As of March 31, 2024 and March 31, 2023, the Company had accounts receivable of $11,855 and $0, respectively.

As of March 31, 2024, the Company has three customers contributed over 10% of the accounts receivable.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,390 and $9,263 as of March 31, 2024 and March 31, 2023, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of March 31, 2024 and March 31, 2023, prepaid expense was $3,900 and $0, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $269,964 and $219,896 as of March 31, 2024 and March 31, 2023, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions. (see Note 6)

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $90,254 (CAD 122,138). The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of March 31, 2024, no indicators of impairment exist. No impairment loss on goodwill was recognized for the year ended March 31, 2024.

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

The Company’s revenue derives from installation of rooftop solar systems. For the year ended March 31, 2024 and 2023, the Company recognized revenue of $166,288 and $0 and incurred cost of sales of $99,313 and $0, resulting in gross profit of $66,975 and $0, respectively.

During the year ended March 31, 2024, the Company has five customers contributed over 10% of total sales.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the year ended March 31, 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

March 31, 2024
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

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$87,086

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(978)
Total identifiable liabilities	(3,174)

Net assets (liabilities)	(3,168)
Goodwill	$90,254

NOTE 5 - PROMISSORY NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of March 31, 2024 and March 31, 2023, the promissory notes payable to non-affiliates are summarized as follows:

		March 31,	March 31,
Note	Expiry Date	2024	2023
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	25,000	25,000
Promissory Note - November 2013	Due on demand	80,000	80,000
Promissory Note - November 2013	Due on demand	30,000	30,000
Promissory Note - December 2013	Due on demand	30,000	30,000
Promissory Note - January 2014	Due on demand	10,000	10,000
Promissory Note - February 2014	Due on demand	10,000	10,000
Promissory Note - March 2014	Due on demand	10,000	10,000
Promissory Note - May 2014	Due on demand	5,000	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	200,000	200,000
Promissory Note - January 2018	Due on demand	-	17,841
Promissory Note - June 2021	Due on demand	-	3,695
Promissory Note - August 2021	Due on demand	-	22,168
Promissory Note - August 2021	Due on demand	-	7,389
Promissory Note - November 2021	Due on demand	-	2,956
		472,290	526,339
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$472,290	$526,339

During the year ended March 31, 2024, the Company repaid in full the promissory note payable to Azariah Zemarium in the amount of $17,796 (CAD24,000).

During the year ended March 31, 2024, the Company repaid promissory notes of $36,331 (CAD 49,000).

Convertible Notes

As of March 31, 2024 and March 31, 2023, the convertible notes payable to non-affiliates are summarized as follows:

		March 31,	March 31,
Note	Expiry Date	2024	2023
Convertible Note - December 2022	Due on demand	$7,561	$7,389
Convertible Note - February 2023	Due on demand	11,341	11,084
Convertible Note - June 2023	Due on demand	22,683	-
Convertible Note - August 2023	Due on demand	15,122	-
convertible Note - September 2023	Due on demand	26,463	-
		83,170	18,473
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$83,170	$18,473

During the year ended March 31, 2024, the Company issued convertible notes to non-affiliates totaling $62,731 (CAD85,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share.

During the year ended March 31, 2024 and 2023, the Company incurred interest expense on promissory notes and convertible notes of $32,911 and $32,237, respectively. During the year ended March 31, 2024, the Company repaid accrued interest of $3,799 (CAD5,124). As of March 31, 2024 and March 31, 2023, the accrued interest on the promissory notes and convertible notes was $293,627 and $264,482, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS

During the year ended March 31, 2024 and 2023, the Director and Officer of the Company advanced $67,381 and $16,629 to the Company to support operating cost and was repaid of $56,549 and $18,995, respectively.

During the year ended March 31, 2024 and 2023, the Company incurred management salary to the Director and Officer of $55,520 and $56,600, respectively. As of March 31, 2024 and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of March 31, 2024 and March 31, 2023, the total amount due to the Director and Officer was $741,901 and $676,706 respectively.

As of March 31, 2024 and March 31, 2023, the amount due to another Director of the Company of $1,255 and $1,256, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of March 31, 2024 and March 31, 2023, the total amount due to related parties was $743,156 and $677,962, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of March 31, 2024 and March 31, 2023, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 – INCOME TAX

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

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	For the year ended	For the year ended
	March 31, 2024	March 31, 2023
Net Loss	$(148,426)	$(177,528)
Statutory income tax rate	26%	26%
Expected income tax recovery	(38,591)	(46,157)
Change in valuation allowance	38,591	46,157
Tax recovery for the period	$-	$-

Deferred Tax Assets are attributable to the following:

	As of March 31, 2024	As of March 31, 2023
Non-capital loss carry-forwards	$2,108,675	$2,070,084

As of March 31, 2024, the Company’s Canadian non-capital losses will be expired in 2033 if not utilized.

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s Consolidated Balance Sheet as of March 31, 2023 contained adjustment on goodwill and contingent consideration liability from the acquisition of Futricity Solar, Inc. attributable to remeasurement for the fair value of purchase price on the acquisition.

	Originally
	Reported	Reclassification	As Restated
ASSETS
Current Assets
Cash	$7,644	$-	$7,644
Accounts receivable	-		-
Other receivable	9,263	-	9,263
Total Current Assets	16,907	-	16,907

Goodwill	3,168	87,086	90,254
TOTAL ASSETS	$20,075	$87,086	$107,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$219,896	-	219,896
Accrued interest	264,482	-	264,482
Promissory notes payable	526,339	-	526,339
Convertible notes payable	18,473	-	18,473
Due to related parties	677,962	-	677,962
Total Current Liabilities	1,707,152	-	1,707,152

Contingent Consideration Liability	-	87,086	87,086

Total Liabilities	1,707,152	87,086	1,794,238

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized,
67,946,513 shares issued and outstanding	67,947	-	67,947
Additional paid-in capital	6,542,783	-	6,542,783
Accumulated deficit	(7,961,863)	-	(7,961,863)
Accumulated other comprehensive loss	(335,944)	-	(335,944)
Total Stockholders’ Deficit	(1,687,077)	-	(1,687,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,075	$87,086	$107,161

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2024, and through the date that these financials were issued, the Company had the Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

There have been no significant subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

In June 2024 the Company changed auditors. Bansal & Co, LLP of New Delhi, India was appointed on June 3, 2023, as the new auditors for the Company.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, management of the Company, including the principal executive officer and principal financial officer of the Company, evaluated the effectiveness of the internal control over financial reporting of the Company as March 31, 2024.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Management, including the principal executive officer and principal financial officer of the Company, assessed the effectiveness of the internal control over financial reporting of the Company as of March 31, 2024, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of the financial statements of the Company for the year ended March 31, 2024, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

•

Insufficient segregation of duties in the finance and accounting functions of the Company due to limited personnel. During the year ended March 31, 2024, the Chief Financial Officer with the assistance of a Director handled all aspects of the financial reporting process of the Company, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to the interim or annual financial statements of the Company that would not be prevented or detected.

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

The Company intends to consider the results of its remediation efforts and related testing as part of its year-end 2024 assessment of the effectiveness of its internal control over financial reporting.

This annual report does not include an attestation report of the registered public accounting firm of the Company regarding internal control over financial reporting.  Management’s report is not subject to attestation by the registered public accounting firm of the Company.

There was no change in the internal control over financial reporting of the Company that occurred during the year ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of March 31, 2024, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

	Age	Position
Raj-Mohinder S. Gurm	64	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director

Hans Edblad	58	Director

Sham Dhari	66	Director

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

Sham Dhari

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

Based solely on the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, management of the Company believes that all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and 10% stockholders were met for the year ended March 31, 2024.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors of P2 Solar, Inc. (the “Company”) operates under a written charter adopted by the Board of Directors. All members of the Audit Committee are independent, as defined by the standards of the OTCPK and the Securities and Exchange Commission (SEC).

During the fiscal year ended March 31, 2024, the Audit Committee:

1.	Reviewed and discussed the audited financial statements with management.
2.	Discussed with the independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (PCAOB) and the SEC.
3.

Received the written disclosures and the letter from the independent auditors required by applicable requirements of the PCAOB regarding the independent auditors' communications with the Audit Committee concerning independence and discussed with the independent auditors their independence.

ITEM 11. EXECUTIVE COMPENSATION

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Raj-Mohinder Gurm, CEO	2024	55,520	--	--	--	--	--	--	55,520
	2023	56,600	--	--	--	--	--	--	56,600
	2022	59,734	--	--	--	--	--	--	59,734

Employment Agreements

On April 12, 1999, the Company entered into an employment agreement with Raj-Mohinder Gurm. The employment agreement automatically renews annually. Pursuant to the terms of the employment agreement, Mr. Gurm is entitled to annual compensation of $72,000 CAD at a rate of $6,000 CAD per month plus 4% vacation pay for total of $6,240 CAD per month. A copy of the employment agreement was filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on July 1, 2005, and is hereby incorporated by reference.

Outstanding Equity Awards at Fiscal Year-End

For the years ended March 31, 2024 and 2023, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although the Company anticipates that it may compensate its officers and directors for services to the Company with stock or options to purchase stock, in lieu of cash in the future if warranted.

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

Director Compensation

As of March 31, 2024, none of the Company’s directors have been compensated for their services as directors of the Company. The Company has no formal plan for compensating its directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of the common stock of the Company as awarded by our Board of Directors or any compensation committee that may be established.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors, Officers and Management

The following table sets forth, as of March 31, 2024, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class (2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm 3718 91st Avenue Surrey, BC, Canada V3V 7X1	14,949,594	22%
$.001 Par Value Common Stock	Hans Edblad 20 Sara Lane Cold Stream, BC, Canada	234,907	0.346%
$.001 Par Value Common Stock	Sham Dhari 9620 Seameadow St. Richmond, BC, Canada	730,000	1.074%
$.001 Par Value Common Stock	All officers and directors as a group (2 Persons)	15,914,501	23.42%

Notes:

(1)	Director or Officer of Company
(2)	Percentages are calculated based on 67,946,513 shares outstanding as of March 31, 2024.

Changes of Control

Management is not aware of any arrangement that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None. The Company currently does not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with Related Persons

Other than as disclosed below, as of March 31, 2024, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to management of the Company to own of record or beneficially more than five percent of any class of the common stock of the Company, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended March 31, 2024, and March 31, 2023, the Company incurred management salary to its Chief Executive Officer of $55,520 and $56,600, respectively. As of March 31, 2024, and March 31, 2023, the accrued management salary was $692,689 and $635,477, respectively. As of March 31, 2024, and March 31, 2023, the total amount due to its Chief Executive Officer was $741,901 and $676,706 respectively.

During the year ended March 31, 2024, and March 31, 2023, the Chief Executive Officer of the Company advanced $67,381 and $16,629 to the Company to support operating cost and was repaid of $56,549 and $18,995, respectively. As of March 31, 2024, and March 31, 2023, the amount due to another Director of the Company of $1,255 and $1,256, respectively.

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

Corporate Governance

Director Independence

As of March 31, 2024, the Board of Directors of the Company was composed of three people. The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Bansal and Co. LLP for audit of the Company's annual consolidated financial statements were $15,000 for the fiscal years ended March 31, 2024 and 2023.

Audit Related Fees

Bansal and Co. LLP did not bill the Company any amount for assurance and related services that were related to its audit.

Tax Fees

The aggregate fees billed by Bansal and Co. LLP, for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2024 and 2023.

All Other Fees

Bansal and Co. LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended March 31, 2024 and 2023.

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

P2 SOLAR, INC.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer (Principal Executive Officer)

Date:	July 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, and Director

Date:	July 16, 2024

By:	/s/ Hans Edblad
Hans Edblad, Director

Date:	July 16, 2024

By:	/s/ Sham Dhari
Sham Dhari, Director

Date:	July 16, 2024

