Form 10-Q
period 2024-06-30
P2 Solar, Inc.
filed 2024-08-20
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2024, the Company had 67,946,513 shares issued and outstanding.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THE FORM 10-K OF THE COMPANY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

3

PART I

ITEM 1. FINANCIAL STATEMENTS

P2 SOLAR, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2024 and 2023

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

	June 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,714	$213
Accounts receivable	49	11,855
Other receivable	8,016	8,390
Prepaid expense	3,861	3,900
Total Current Assets	15,640	24,358

Goodwill	90,254	90,254
TOTAL ASSETS	$105,894	$114,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$257,141	$269,963
Accrued interest	301,995	293,627
Promissory notes payable	472,290	472,290
Convertible notes payable	80,368	81,181
Due to related parties	756,912	743,156
Total Current Liabilities	1,868,707	1,860,217

Contingent Liability	87,086	87,086

Total Liabilities	1,955,793	1,947,303

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized,
67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,145,881)	(8,110,289)
Accumulated other comprehensive loss	(314,747)	(333,132)
Total Stockholders’ Deficit	(1,849,898)	(1,832,691)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,894	$114,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023

REVENUE	$15,609	$39,667
Cost of revenue	292	17,926
Gross Profit	15,317	21,741

OPERATING EXPENSES
General and Administrative expenses	$6,442	$5,502
Professional fees	14,744	34,467
Management salaries- related party	13,681	13,941
Total Operating Expenses	34,867	53,910

OPERATING LOSS	(19,550)	(32,169)

OTHER INCOME (EXPENSES)
Interest expense	(8,398)	(7,976)
Foreign exchange gain (loss)	(7,645)	13,736
Other income	-	643
Total Other Income (Expenses)	(16,043)	6,403

Provision for income taxes	-	-

NET LOSS	$(35,592)	$(25,766)

COMPREHENSIVE LOSS
Net loss	(35,592)	(25,766)
Foreign currency adjustment	18,385	(37,771)
Total comprehensive loss	$(17,207)	$(63,537)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

Three Months Ended June 30, 2024

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - March 31, 2024	67,946,513	$67,947	$6,542,783	$(8,110,289)	$(333,132)	$(1,832,691)

Foreign exchange translation adjustment	-	-	-	-	18,385	18,385
Net loss	-	-	-	(35,592)	-	(35,592)
Balance - June 30, 2024	67,946,513	$67,947	$6,542,783	$(8,145,881)	$(314,747)	$(1,849,898)

Three Months Ended June 30, 2023

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

	Three Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,592)	$(25,766)
Changes in operating assets and liabilities:
Accounts receivable	11,690	(13,581)
Other receivable	291	841
Accounts payable and accrued liabilities	(10,125)	20,670
Accrued interest	11,311	2,273
Management salary payable	13,681	13,941
Net cash used in operating activities	(8,743)	(1,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	25,493	24,263
Repayment to related parties	(34,384)	(14,372)
Repayment of promissory notes	-	(17,873)
Proceeds from issuance of promissory notes	-	22,341
Net cash provided by (used in) financing activities	(8,890)	14,359

Effect of exchange rate changes on cash	21,134	(10,210)

Net change in cash and cash equivalents	3,501	2,528
Cash and cash equivalents - beginning of period	213	7,644
Cash and cash equivalents - end of period	$3,714	$10,172

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $8,145,881 and a net loss of $35,592 for the three months ended June 30, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2024.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Futricity Solar, Inc. All material intercompany balances and transactions have been eliminated.

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

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
Spot USD: CAD exchange rate	1.3687	1.3240
Average USD: CAD exchange rate	1.3683	1.3428

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of June 30, 2024 and March 31, 2024, the Company had cash of $3,714 and $213, respectively, and had no cash equivalents.

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

As of June 30, 2024 and March 31, 2024, the Company had accounts receivable of $49 and $11,855, respectively.

As of June 30, 2024 and March 31, 2024, the Company has one customers and three customers contributed over 10% of the accounts receivable, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,016 and $8,390 as of June 30, 2024 and March 31, 2024, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of June 30, 2024 and March 31, 2024, prepaid expense was $3,861 and $3,900, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $257,141 and $269,963 as of June 30, 2024 and March 31, 2024, respectively.

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

The Company’s revenue derives from installation of rooftop solar systems. For the three months ended June 30, 2024 and 2023, the Company recognized revenue of $15,609 and $39,667 and incurred cost of sales of $292 and $17,926, resulting in gross profit of $15,317 and $21,741, respectively.

During the three months ended June 30, 2024 and 2023, the Company has three customers and five customers contributed over 10% of total sales, respectively.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the three months ended June 30, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	3,666,667	1,833,333

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

The following table summarizes the fair value of the consideration paid by the Company:

Total Purchase Price	$87,086

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(978)
Total identifiable liabilities	(3,174)

Net assets (liabilities)	(3,168)
Goodwill	$90,254

NOTE 5 - PROMISSORY NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of June 30, 2024 and March 31, 2024, the promissory notes payable to non-affiliates are summarized as follows:

		June 30,	March 31,
Note	Expiry Date	2024	2024
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	25,000	25,000
Promissory Note - November 2013	Due on demand	80,000	80,000
Promissory Note - November 2013	Due on demand	30,000	30,000
Promissory Note - December 2013	Due on demand	30,000	30,000
Promissory Note - January 2014	Due on demand	10,000	10,000
Promissory Note - February 2014	Due on demand	10,000	10,000
Promissory Note - March 2014	Due on demand	10,000	10,000
Promissory Note - May 2014	Due on demand	5,000	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	200,000	200,000
		472,290	472,290
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$472,290	$472,290

During the three months ended June 30, 2024 and 2023, the Company issued promissory notes to non-affiliates totalling USD 0 and USD 22,341 (CAD30,000). The promissory notes are due on demand and bear interest rate of 5% per annum.

During the three months ended June 30, 2024 and 2023, the Company did not made any repayment and repaid in full the promissory note payable to Azariah Zemarium in the amount of US$17,841.

Convertible Notes

As of June 30, 2024 and March 31, 2024, the convertible notes payable to non-affiliates are summarized as follows:

		June 30,	March 31,
Note	Expiry Date	2024	2024
Convertible Note - December 2022	Due on demand	$7,306	$7,380
Convertible Note - February 2023	Due on demand	10,959	11,070
Convertible Note - June 2023	Due on demand	21,919	22,140
Convertible Note - August 2023	Due on demand	14,612	14,760
Convertible Note - September 2023	Due on demand	25,572	25,830
		80,368	81,181
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$80,368	$81,181

During the three months ended June 30, 2024 and 2023, the Company issued convertible notes to non-affiliates totaling $0 and $22,659 (CAD30,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share.

During the three months ended June 30, 2024 and 2023, the Company incurred interest expense on promissory notes and convertible notes of $8,398 and $7,976, respectively. As of June 30, 2024 and March 31, 2024, the accrued interest on the promissory notes and convertible notes was $301,995 and $293,627, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024 and 2023, the Director and Officer of the Company advanced $25,493 and $24,263 to the Company to support operating cost and was repaid of $34,384 and $14,372, respectively.

During the three months ended June 30, 2024 and 2023, the Company incurred management salary to the Director and Officer of $13,681 and $13,941, respectively. As of June 30, 2024 and March 31, 2024, the accrued management salary was $696,713 and $689,942, respectively. As of June 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $755,670 and $741,901 respectively.

As of June 30, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,242 and $1,255, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of June 30, 2024 and March 31, 2024, the total amount due to related parties was $756,912 and $743,156, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of June 30, 2024 and March 31, 2024, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2024, and through the date that these financials were issued, the Company had the Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended June 30, 2024 and June 30, 2023

	Three Months Ended
	June 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$15,609	$39,667	$(24,058)	-61%
Cost of Goods Sold	292	17,926	(17,634)	-98%
Gross Loss	15,317	21,741	(6,424)	-30%
Operating expenses	34,867	53,910	(19,044)	-35%
Loss from operations	(19,550)	(32,169)	12,619	-39%
Other expenses	(16,043)	6,403	(22,445)	-351%
Net Loss	$(35,592)	$(25,766)	$(9,826)	38%
Foreign currency adjustment	18,385	(37,771)	56,156	-149%
Comprehensive loss	(17,207)	(63,537)	46,330	-73%

Sales

During the three months ended June 30, 2024, the Company had sales of $15,609 as compared to sales of $39,667 during the three months ended June 30, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the three months ended June 30 2024, the Company had operating expenses of $34,867 as compared to operating expenses of $53,910 during the three months ended June 30, 2023, a decrease of $19,044, or approximately 35%. The decrease in operating expenses was attributed to the decrease in professional fees.

Comprehensive Loss

The Company had comprehensive loss of $17,207 for the three months ended June 30, 2024 as compared to comprehensive loss of $63,537 for the three months ended June 30, 2023, a change of $46,330 or approximately 73%.  The decrease in comprehensive loss for the three months ended June 30, 2024 from the three months ended June 30, 2023 was primarily attributable to a decrease in foreign currency loss for the three months ended June 30, 2024.  Actual net loss for the three months ended June 30, 2024 was $17,207 as compared to net loss of $63,537 for the three months ended June 30, 2023.

Liquidity and Capital Resources

Working Capital (Deficiency)

	June 30,	March 31,	Change	Change
	2024	2024	Amount	Percentage
Current Assets	$15,640	$24,358	$(8,718)	-36%
Current Liabilities	1,868,707	1,860,217	8,490	-
Working Capital (Deficiency)	$(1,853,067)	$(1,835,859)	(17,208)	1%

As of June 30, 2024, the Company’s balance sheet reflects total current assets of $15,640 as compared to $24,358 as of March 31, 2024, a decrease of $8,718 or approximately 36%.  The increase was primarily attributable to a decrease in accounts receivable as compared to March 31, 2024.

The balance sheet of the Company reflects that as of June 30, 2024, it had total current liabilities of $1,868,707 as compared to total current liabilities of $1,860,217 at March 31, 2024, an increase of $8,490.

Working capital deficiency increased from $1,835,859 as of March 31, 2024 to $1,853,067 as of June 30, 2024 mainly due to the increase in accounts payable, due to related parties and accrued interest.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond March 31, 2024.  During the year ended March 31, 2024, the Company raised CAD $110,000, it was allowed to raise under the terms of the partial revocation of the cease trade order imposed by the British Columbia Securities Commission. This money is enough to pay for all Audit and filing-related expenses.  The Company has filed for final revocation of the cease trade order and expect the Cease Trade Order to be revoked in the next 30 to 45 days, however, there is no guarantee that it will happen.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

Cash Flows

	Three Months Ended
	June 30,
	2024	2023
Cash used in Operating Activities	$(8,743)	$(1,621)
Cash used in Investing Activities	-	-
Cash provided by (used in) Financing Activities	(8,890)	14,359
Effects on changes in foreign exchange rate	21,134	(10,210)
Net changes in cash during period	$3,501	$2,528

Operating Activities

For the three months ended June 30, 2024, net cash used in operating activities was $8,743 related to our net loss of $35,592, decreased by net changes in operating assets and liabilities of $26,849.

For the three months ended June 30, 2023, net cash used in operating activities was $1,621, related to our net loss of $25,766, decreased by net changes in operating assets and liabilities of $24,144.

Investing Activities

We did not have any investing activities for the three months ended June 30, 2024 and 2023.

Financing Activities

For the three months ending June 30, 2024, net cash used in financing activities was $8,890 from advancement from related parties of $25,493 offset by repayment to related parties of $34,384

For the three months months ending June 30, 2023, net cash provided by financing activities was $14,359 from advancement from related parties of $24,263 and proceed from issuance of promissory notes of $22,341 offset by repayment to related parties of $14,372 and repayment of promissory notes of $17,873.

Related party Transactions

During the three months ended June 30, 2024 and 2023, the Director and Officer of the Company advanced $25,493 and $24,263 to the Company to support operating cost and was repaid of $34,384 and $14,372, respectively.

During the three months ended June 30, 2024 and 2023, the Company incurred management salary to the Director and Officer of $13,681 and $13,941, respectively. As of June 30, 2024 and March 31, 2024, the accrued management salary was $696,713 and $689,942, respectively. As of June 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $755,670 and $741,901 respectively.

As of June 30, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,242 and $1,255, respectively.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

As of June 30, 2024 and March 31, 2024, the total amount due to related parties was $756,912 and $743,156, respectively.

Commitments and Obligations

At June 30, 2024, the Company reported notes payable totaling $552,658 with accrued interest of $301,995. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the three-month period ended June 30, 2024 and 2023, the Company incurred management salary to its Chief Executive Officer of $13,681 and $13,941, respectively. As of June 30, 2024 and March 31, 2024, the accrued management salary was $696,713 and $689,942, respectively. As of June 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $$755,670 and $741,901 respectively.

As of June 30, 2024 and March 31, 2024, the amount due to another Director of the Company was $1,242 and $1255, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

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

P2 SOLAR, INC.

Date:	August 20, 2024
/s/ Raj-Mohinder Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer

Date:	August 20, 2024
/s/ Raj-Mohinder Gurm
Raj-Mohinder S. Gurm, Chief Financial Officer

