Form 10-Q
period 2024-09-30
P2 Solar, Inc.
filed 2024-11-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

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

As of November 12, 2024, the Company had 67,946,513 shares issued and outstanding.

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

P2 SOLAR, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 and 2023

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND MARCH 31, 2024

	September 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$235	$213
Accounts receivable	50	11,855
Other receivable	8,596	8,390
Prepaid expense	3,914	3,900
Total Current Assets	12,795	24,358

Goodwill	90,254	90,254
TOTAL ASSETS	$103,049	$114,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$259,243	$269,963
Accrued interest	310,456	293,627
Promissory notes payable	472,290	472,290
Convertible notes payable	81,488	81,181
Due to related parties	807,057	743,156
Contingent consideration liability	4,186	6,565
Total Current Liabilities	1,934,719	1,860,217

Contingent consideration liability - non-current	76,335	80,521

Total Liabilities	2,011,054	1,947,303

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,177,849)	(8,110,289)
Accumulated other comprehensive loss	(340,886)	(333,132)
Total Stockholders’ Deficit	(1,908,005)	(1,832,691)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103,049	$114,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$7,353	$92,399	$22,962	$132,066
Cost of revenue	4,167	49,857	4,459	67,783
Gross Profit (Loss)	3,186	42,542	18,503	64,283

OPERATING EXPENSES
General and Administrative expenses	$5,526	$10,699	$11,968	$16,202
Professional fees	18,777	34,749	33,521	69,216
Management salaries- related party	13,723	13,955	27,404	27,896
Total Operating Expenses	38,027	59,403	72,893	113,314

OPERATING LOSS	(34,841)	(16,861)	(54,390)	(49,031)

OTHER INCOME (EXPENSES)
Interest expense	(8,323)	(8,118)	(16,721)	(16,094)
Foreign exchange gain (loss)	11,196	(16,461)	3,551	(2,725)
Other income	-	-	-	643
Total Other Income (Expenses)	2,873	(24,579)	(13,170)	(18,176)

Provision for income taxes	-	-	-	-

NET LOSS	$(31,968)	$(41,440)	$(67,560)	$(67,207)

COMPREHENSIVE LOSS
Net loss	(31,968)	(41,440)	(67,560)	(67,207)
Foreign currency adjustment	(26,139)	36,637	(7,754)	(1,134)
Total comprehensive loss	$(58,107)	$(4,803)	$(75,314)	$(68,341)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Six Months Ended September 30, 2024

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - March 31, 2024	67,946,513	$67,947	$6,542,783	$(8,110,289)	$(333,132)	$(1,832,691)

Foreign exchange translation adjustment	-	-	-	-	18,385	18,385
Net loss	-	-	-	(35,592)	-	(35,592)
Balance - June 30, 2024	67,946,513	$67,947	$6,542,783	$(8,145,881)	$(314,747)	$(1,849,898)

Foreign exchange translation adjustment	-	-	-	-	(26,139)	(26,139)
Net loss	-	-	-	(31,968)	-	(31,968)
Balance - September 30, 2024	67,946,513	$67,947	$6,542,783	$(8,177,849)	$(340,886)	$(1,908,005)

Six Months Ended September 30, 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

Foreign exchange translation adjustment	-	-	-	-	36,637	36,637
Net loss	-	-	-	(41,440)	-	(41,440)
Balance - September 30, 2023	67,946,513	$67,947	$6,542,783	$(8,029,069)	$(337,078)	$(1,755,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Six Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,560)	$(67,207)
Changes in operating assets and liabilities:
Accounts receivable	11,708	(12,131)
Other receivable	(172)	1,890
Prepaid expense	-	(3,937)
Accounts payable and accrued liabilities	(11,599)	46,356
Accrued interest	15,533	12,168
Management salary payable	27,404	27,896
Net cash provided by (used in) operating activities	(24,686)	5,035

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	51,666	43,323
Repayment to related parties	(25,194)	(28,787)
Repayment of promissory notes	-	(54,391)
Proceeds from issuance of promissory notes	-	63,332
Net cash provided by financing activities	26,472	23,477

Effect of exchange rate changes on cash	(1,765)	(760)

Net change in cash and cash equivalents	22	27,752
Cash and cash equivalents - beginning of period	213	7,644
Cash and cash equivalents - end of period	$235	$35,396

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $8,177,849 and a net loss of $67,560 for the six months ended September 30, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on reported operating and net loss.

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

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2024	2023
Spot USD: CAD exchange rate	1.3499	1.3520
Average USD: CAD exchange rate	1.3662	1.3421

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of September 30, 2024 and March 31, 2024, the Company had cash of $235 and $213, respectively, and had no cash equivalents.

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

As of September 30, 2024 and March 31, 2024, the Company had accounts receivable of $50 and $11,855, respectively.

As of September 30, 2024 and March 31, 2024, the Company has one customers and three customers contributed over 10% of the accounts receivable, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,596 and $8,390 as of September 30, 2024 and March 31, 2024, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of September 30, 2024 and March 31, 2024, prepaid expense was $3,914 and $3,900, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $259,243 and $269,963 as of September 30, 2024 and March 31, 2024, respectively.

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

The contingent consideration liability in connection with the acquisition of Futricity Solar, Inc., classified as a level 3 liability, is the only financial liabilities measured at fair value on a recurring basis.

The following table summarizes fair value measurement by level at September 30, 2024 and March 31, 2024, measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$80,521	$80,521

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$87,086	$87,086

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

Contingent Consideration Liability

Contingent consideration is recognized and measured at fair value as of the acquisition date in accordance with ASC 805-30-25-5. An acquirer’s obligation to pay contingent consideration should be classified as a liability in accordance with ASC 480. Contingent consideration classified as liability is measured initially and subsequently at each reporting date at fair value until the contingent consideration arrangement is resolved. The valuation method adopted by the Company is scenario-based technique involves developing discrete scenario-specific cash flow estimates. (Note 5)

Revenue Recognition

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

The Company’s revenue derives from installation of rooftop solar systems. For the six months ended September 30, 2024 and 2023, the Company recognized revenue of $22,962 and $132,066 and incurred cost of sales of $4,459 and $67,783, resulting in gross profit of $18,503 and $64,283, respectively.

During the six months ended September 30, 2024 and 2023, the Company has three customers and three customers contributed over 10% of total sales, respectively.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the six months ended September 30, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	3,666,667	1,833,333

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

The following table summarizes the fair value of the contingent consideration being recognized and goodwill from the acquisition from the quantitative standpoint:

Total Purchase Price – Contingent Consideration Liability	$87,086

Bank	6
Total identifiable assets	6

Shareholder Loan	(2,196)
GST Payable	(978)
Total identifiable liabilities	(3,174)

Net assets (liabilities)	(3,168)
Goodwill	$90,254

The acquisition of Futricity Solar, Inc. includes a contingent consideration arrangement that requires consideration to be paid by P2 Solar Inc. to the sellers of Futricity Solar, Inc. based on future net income of Futricity Solar, Inc. over a five-year period. The contingent consideration will be paid annually equal to 25% of future Operating Income of Futricity to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028. The contingent consideration was determined at USD87,086 through discounted cash flow calculation based on projected annual net income of Futricity Solar, Inc. for the subsequent five fiscal years (from year ended March 31, 2024 to year ended March 31, 2028) following the acquisition on February 22, 2023. Key assumptions include a discount rate range of 10% to 14% in which 12% median rate was used for the discounted cash flow calculation, resulting in probability adjusted level of discounted cash flow between $91,554 (based on 10% discount rate) and $82,962 (based on 14% discount rate). On April 30, 2024, the amount due to Futricity Solar, Inc. for the first year portion of the business acquisition cost based on Futricity’s 25% of operating income during the first fiscal year of the post-acquisition (year ended April 30, 2024) of $6,565 was reclass from contingent consideration liability to amount due to related party. (Note 6) As of September 30, 2024 and March 31, 2024, the contingent consideration liability was $80,521 and $87,086, with current portion of $4,186 and $6,565 and non-current portion of $76,335 and $80,521, respectively.

From the qualitative standpoint, goodwill is attributable to the Futricity’s experience and knowledge in the business of rooftop solar system installation. Futricity’s historical sales and operational website provides credibility as a reliable provider of solar system installations. This credibility facilitates post acquisition sales of solar installations. Futricity’s historical sales demonstrates its ability to generate revenue, contributing to goodwill by building customer trust and credibility.

NOTE 5 - PROMISSORY NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of September 30, 2024 and March 31, 2024, the promissory notes payable to non-affiliates are summarized as follows:

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

During the six months ended September 30, 2024 and 2023, the Company issued promissory notes to non-affiliates totalling USD 0 and USD 14,187 (CAD30,000). The promissory notes are due on demand and bear interest rate of 5% per annum.

During the six months ended September 30, 2024 and 2023, the Company did not made any repayment and repaid in full the promissory note payable to Azariah Zemarium in the amount of US$17,841, respectively.

Convertible Notes

As of September 30, 2024 and March 31, 2024, the convertible notes payable to non-affiliates are summarized as follows:

		September 30,	March 31,
Note	Expiry Date	2024	2024
Convertible Note - December 2022	Due on demand	$7,408	$7,380
Convertible Note - February 2023	Due on demand	11,112	11,070
Convertible Note - June 2023	Due on demand	22,224	22,140
Convertible Note - August 2023	Due on demand	14,816	14,760
Convertible Note - September 2023	Due on demand	25,928	25,830
		81,488	81,181
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$81,488	$81,181

During the six months ended September 30, 2024 and 2023, the Company issued convertible notes to non-affiliates totaling $0 and $62,870 (CAD85,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share.

During the six months ended September 30, 2024 and 2023, the Company incurred interest expense on promissory notes and convertible notes of $16,721 and $16,094, respectively. As of September 30, 2024 and March 31, 2024, the accrued interest on the promissory notes and convertible notes was $310,456 and $293,627, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the six months ended September 30, 2024 and 2023, the Director and Officer of the Company advanced $51,666 and $43,323 to the Company to support operating cost and was repaid of $25,194 and $28,787, respectively.

During the six months ended September 30, 2024 and 2023, the Company incurred management salary to the Director and Officer of $27,404 and $27,896, respectively. As of September 30, 2024 and March 31, 2024, the accrued management salary was $720,284 and $689,942, respectively. As of September 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $799,232 and $741,901 respectively.

As of September 30, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,259 and $1,255, respectively.

As of September 30, 2024, the Company owed to the Director and Officer of the Company of $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of September 30, 2024 and March 31, 2024, the total amount due to related parties was $807,057 and $743,156, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of the preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of September 30, 2024, and March 31, 2024, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2024, and through the date that these financial statements were issued, the Company has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and the six months ended September 30, 2024 as compared to the six months ended September 30, 2023.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended September 30, 2024 and September 30, 2023

	Three Months Ended
	September 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$7,353	$92,399	$(85,046)	(92)%
Cost of Goods Sold	4,167	49,857	(45,690)	(92)%
Gross Profit	3,186	42,542	(39,356)	(93)%
Operating expenses	38,027	59,403	(21,376)	(36)%
Loss from operations	(34,841)	(16,861)	(17,980)	107%
Other expenses	2,873	(24,579)	27,452	(112)%
Net Loss	$(31,968)	$(41,440)	$9,472	(23)%
Foreign currency adjustment	(26,139)	36,637	(62,776)	(171)%
Comprehensive loss	(58,107)	(4,803)	(53,304)	(1,110)%

Sales

During the three months ended September 30, 2024, the Company had sales of $7,353 as compared to sales of $92,399 during the three months ended September 30, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the three months ended September 30, 2024, the Company had operating expenses of $38,027 as compared to operating expenses of $59,403 during the three months ended September 30, 2023, a decrease of $21,376, or approximately 36%. The decrease in operating expenses was attributed to the decrease in professional fees and subcontractor cost.

Comprehensive Loss

The Company had comprehensive loss of $58,107 for the three months ended September 30, 2024 as compared to comprehensive loss of $4,803 for the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company incurred foreign currency loss of $26,139 and recognized foreign current gain of $36,637. Actual net loss for the three months ended September 30, 2024 was $31,968 as compared to net loss of $41,440 for the three months ended September 30, 2023.

Six Month Period ended September 30, 2024 and September 30, 2023

	Six Months Ended
	September 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$22,962	$132,066	$(109,104)	(83)%
Cost of Goods Sold	4,459	67,783	(63,324)	(93)%
Gross Loss	18,503	64,283	(45,780)	(71)%
Operating expenses	72,893	113,314	(40,421)	(36)%
Loss from operations	(54,390)	(49,031)	(5,359)	11%
Other expenses	(13,170)	(18,176)	5,006	(28)%
Net Loss	$(67,560)	$(67,207)	$(353)	1%
Foreign currency adjustment	(7,754)	(1,134)	(6,620)	584%
Comprehensive loss	(75,314)	(68,341)	(6,973)	10%

Sales

During the six months ended September 30, 2024, the Company had sales of $22,962 as compared to sales of $132,066 during the six months ended September 30, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the six months ended September 30 2024, the Company had operating expenses of $72,893 as compared to operating expenses of $113,314 during the six months ended September 30, 2023, a decrease of $40,421, or approximately 36%. The decrease in operating expenses was attributed to the decrease in professional fees and subcontract cost.

Comprehensive Loss

The Company had comprehensive loss of $75,314 for the six months ended September 30, 2024 as compared to comprehensive loss of $68,341 for the six months ended September 30, 2023.  The increase in comprehensive loss was primarily attributable to an increase in net loss of $353 and a decrease in foreign currency loss of $6,620.

Liquidity and Capital Resources

Working Capital (Deficiency)

			Change	Change
	September 30, 2024	March 31, 2024	Amount	Percentage
Current Assets	$12,795	$24,358	$(11,563)	(47)%
Current Liabilities	1,934,719	1,866,782	67,936	4%
Working Capital (Deficiency)	$(1,921,924)	$(1,842,424)	(79,499)	4%

As of September 30, 2024, the Company’s balance sheet reflects total current assets of $12,795 as compared to $24,358 as of March 31, 2024, a decrease of $11,563 or approximately 47%.  The decrease was primarily attributable to a decrease in accounts receivable as compared to March 31, 2024.

The balance sheet of the Company reflects that as of September 30, 2024, it had total current liabilities of $1,934,719 as compared to total current liabilities of $1,866,782 at March 31, 2024, an increase of $67,936 or approximately of 4%.

Working capital deficiency increased from $1,824,424 as of March 31, 2024 to $1,921,924 as of September 30, 2024 mainly due to the increase in due to related parties and accrued interest and the decrease in accounts receivable.

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

Cash Flows

	Six Months Ended
	September 30,
	2024	2023
Cash from (used in) Operating Activities	$(24,686)	$5,035
Cash from Financing Activities	26,472	23,477
Effects on changes in foreign exchange rate	(1,765)	(760)
Net changes in cash during period	$22	$27,752

Operating Activities

For the six months ended September 30, 2024, net cash used in operating activities was $24,686 related to our net loss of $67,560, decreased by net changes in operating assets and liabilities of $42,874.

For the six months ended September 30, 2023, net cash provided by operating activities was $5,035, related to our net loss of $67,207, decreased by net changes in operating assets and liabilities of $72,242.

Investing Activities

We did not have any investing activities for the six months ended September 30, 2024 and 2023.

Financing Activities

For the six months ending September 30, 2024, net cash provided by financing activities was $26,472 from advancement from related parties of $51,666 offset by repayment to related parties of $25,194.

For the six months ending September 30, 2023, net cash provided by financing activities was $23,477 from advancement from related parties of $43,323 and proceed from issuance of promissory notes of $63,332 offset by repayment to related parties of $28,787 and repayment of promissory notes of $54,391.

Related party Transactions

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the six months ended September 30, 2024 and 2023, the Director and Officer of the Company advanced $51,666 and $43,323 to the Company to support operating cost and was repaid of $25,194 and $28,787, respectively.

During the six months ended September 30, 2024 and 2023, the Company incurred management salary to the Director and Officer of $27,404 and $27,896, respectively. As of September 30, 2024 and March 31, 2024, the accrued management salary was $720,284 and $689,942, respectively. As of September 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $799,232 and $741,901 respectively.

As of September 30, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,259 and $1,255, respectively.

As of September 30, 2024, the Company owed Futricity Solar, Inc. for $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024.

As of September 30, 2024 and March 31, 2024, the total amount due to related parties was $807,057 and $743,156, respectively.

Commitments and Obligations

At September 30, 2024, the Company reported notes payable totaling $553,777 with accrued interest of $310,546. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the six months ended September 30, 2024 and 2023, the Company incurred management salary to the Director and Officer of $27,404 and $27,896, respectively. As of September 30, 2024 and March 31, 2024, the accrued management salary was $720,284 and $689,942, respectively. As of September 30, 2024 and March 31, 2024, the total amount due to the Director and Officer was $799,232 and $741,901 respectively.

As of September 30, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,259 and $1,255, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K includes a detailed discussion of the risk factors of the Company. Those risks and uncertainties have the potential to materially affect the financial condition and results of operations of the Company. There have been no material changes in the risk factors of the Company from those previously disclosed in Part I, Item 1A, of the 2023 Annual Report of the Company on Form 10-K.

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

SIGNATURES

(Signed for the purpose of Filing within BC as an OTC Reporting Issuer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P2 SOLAR, INC.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer (Principal Executive Officer)

Date:	November 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, and Director

Date:	November 19, 2024

By:	/s/ Hans Edblad
Hans Edblad, Director

Date:	November 19, 2024

By:	/s/ Sham Dhari
Sham Dhari, Director

Date:	November 19, 2024

