Form 10-Q
period 2024-12-31
P2 Solar, Inc.
filed 2025-02-19
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2024

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

As of February 14, 2025, the Company had 67,946,513 shares issued and outstanding.

2

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

P2 SOLAR, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 and 2023

4

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND MARCH 31, 2024

	December 31, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$213
Accounts receivable	47	11,855
Other receivable	8,301	8,390
Prepaid expense	3,672	3,900
Total Current Assets	12,020	24,358

Goodwill	90,254	90,254
TOTAL ASSETS	$102,274	$114,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	$12	$-
Accounts payable and accrued liabilities	244,221	269,963
Accrued interest	318,510	293,627
Promissory notes payable	472,290	472,290
Convertible notes payable	76,447	81,181
Due to related parties	775,624	743,156
Contingent consideration liability	4,186	6,565
Total Current Liabilities	1,891,290	1,866,782

Contingent consideration liability - non-current	76,335	80,521

Total Liabilities	1,967,625	1,947,303

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 67,946,513 shares issued and outstanding	67,947	67,947
Additional paid-in capital	6,542,783	6,542,783
Accumulated deficit	(8,256,297)	(8,110,289)
Accumulated other comprehensive loss	(219,784)	(333,132)
Total Stockholders’ Deficit	(1,865,351)	(1,832,691)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,274	$114,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

REVENUE	$3,697	$22,168	$26,659	$154,234
Cost of revenue	-	23,603	4,425	91,386
Gross Profit (Loss)	3,697	(1,435)	22,235	62,848

OPERATING EXPENSES
General and Administrative expenses	$4,867	$21,762	$16,837	$37,965
Professional fees	5,198	9,251	38,719	78,467
Management salaries- related party	13,387	13,743	40,791	41,639
Total Operating Expenses	23,452	44,756	96,346	158,071

OPERATING LOSS	(19,755)	(46,191)	(74,111)	(95,223)

OTHER INCOME (EXPENSES)
Interest expense	(8,376)	(8,352)	(25,097)	(24,446)
Foreign exchange gain (loss)	(50,317)	19,796	(46,800)	17,073
Other income (expense)	-	(3)	-	640
Total Other Income (Expenses)	(58,693)	11,441	(71,897)	(6,733)

Provision for income taxes	-	-	-	-

NET LOSS	$(78,448)	$(34,750)	$(146,008)	$(101,956)

COMPREHENSIVE LOSS
Net loss	(78,448)	(34,750)	(146,008)	(101,956)
Foreign currency adjustment	121,102	(40,114)	113,348	(41,248)
Total comprehensive income (loss)	$42,654	$(74,864)	$(32,660)	$(143,204)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,946,513	67,946,513	67,946,513	67,946,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

Nine Months Ended December 31, 2024

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit

Balance - March 31, 2024	67,946,513	$67,947	$6,542,783	$(8,110,289)	$(333,132)	$(1,832,691)

Foreign exchange translation adjustment	-	-	-	-	18,385	18,385
Net loss	-	-	-	(35,592)	-	(35,592)
Balance - June 30, 2024	67,946,513	$67,947	$6,542,783	$(8,145,881)	$(314,747)	$(1,849,898)

Foreign exchange translation adjustment	-	-	-	-	(26,139)	(26,139)
Net loss	-	-	-	(31,968)	-	(31,968)
Balance - September 30, 2024	67,946,513	$67,947	$6,542,783	$(8,177,849)	$(340,886)	$(1,908,005)

Foreign exchange translation adjustment	-	-	-	-	121,102	121,102
Net loss	-	-	-	(78,448)	-	(78,448)
Balance - December 31, 2024	67,946,513	$67,947	$6,542,783	$(8,256,297)	$(219,784)	$(1,865,351)

Nine Months Ended December 31, 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit

Balance - March 31, 2023	67,946,513	$67,947	$6,542,783	$(7,961,863)	$(335,944)	$(1,687,077)

Foreign exchange translation adjustment	-	-	-	-	(37,771)	(37,771)
Net loss	-	-	-	(25,766)	-	(25,766)
Balance - June 30, 2023	67,946,513	$67,947	$6,542,783	$(7,987,629)	$(373,715)	$(1,750,614)

Foreign exchange translation adjustment	-	-	-	-	36,637	36,637
Net loss	-	-	-	(41,440)	-	(41,440)
Balance - September 30, 2023	67,946,513	$67,947	$6,542,783	$(8,029,069)	$(337,078)	$(1,755,417)

Foreign exchange translation adjustment	-	-	-	-	(40,114)	(40,114)
Net loss	-	-	-	(34,750)	-	(34,750)
Balance - December 31, 2023	67,946,513	$67,947	$6,542,783	$(8,063,819)	$(377,192)	$(1,830,281)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NNE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Nine Months Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,008)	$(101,956)
Changes in operating assets and liabilities:
Accounts receivable	11,618	(27,036)
Other receivable	(418)	644
Prepaid expense	-	(3,918)
Bank indebtedness	12	-
Accounts payable and accrued liabilities	(10,451)	58,366
Accrued interest	43,900	14,302
Management salary payable	40,791	41,639
Net cash used in operating activities	(60,556)	(17,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	57,364	57,235
Repayment to related parties	(25,796)	(44,735)
Repayment of promissory notes	-	(54,125)
Proceeds from issuance of promissory notes	-	63,022
Net cash provided by financing activities	31,568	21,397

Effect of exchange rate changes on cash	28,775	(10,826)

Net change in cash and cash equivalents	(213)	(7,388)
Cash and cash equivalents - beginning of period	213	7,644
Cash and cash equivalents - end of period	$-	$256

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$3,799
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P2 SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On November 24, 2022, British Columbia Securities Commission (BCSC) issued a “Partial Revocation Order” of the “Cease Trade Order” (CTO) that was issued on March 6, 2015, on all securities trading of the Company. Under the Partial Revocation Order, the Company was allowed to complete a private placement in the province of British Columbia (the Private Placement) of up to $110,000 by way of the issuance of debt securities that are convertible into common shares at $0.03 per share. The Company used the proceeds raised to bring its filings up to date. In August 2023, the Company applied for the full revocation of the CTO, and on January 22, 2025 the CTO was fully revoked.

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $8,256,297 and a net loss of $146,008 for the nine months ended December 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translations

The Company’s reporting currency is U.S. (USD) dollar and functional currency for the Company and its wholly owned subsidiary is Canadian dollar (CAD). All transactions initiated CAD are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

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

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2024	2023
Spot USD: CAD exchange rate	1.4389	1.3226
Average USD: CAD exchange rate	1.3768	1.3487

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of December 31, 2024 and March 31, 2024, the Company had cash of $nil and $213, respectively, and had no cash equivalents.

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

As of December 31, 2024 and March 31, 2024, the Company had accounts receivable of $47 and $11,855, respectively.

As of December 31, 2024 and March 31, 2024, the Company has one customers and three customers contributed over 10% of the accounts receivable, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,301 and $8,390 as of December 31, 2024 and March 31, 2024, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of December 31, 2024 and March 31, 2024, prepaid expense was $3,672 and $3,900, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $244,221 and $269,963 as of December 31, 2024 and March 31, 2024, respectively.

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

The following table summarizes fair value measurement by level at December 31, 2024 and March 31, 2024, measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$80,521	$80,521

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$87,086	$87,086

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

Impairment of tangible and intangible assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. The asset’s recoverable amount is the higher of an assets or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

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

The Company’s revenue derives from installation of rooftop solar systems. For the nine months ended December 31, 2024 and 2023, the Company recognized revenue of $26,659 and $154,234 and incurred cost of sales of $4,425 and $91,386, resulting in gross profit of $22,235 and $62,848, respectively.

During the nine months ended December 31, 2024 and 2023, the Company has four customers and five customers contributed over 10% of total sales, respectively.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the nine months ended December 31, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2024	2024
	(Shares)	(Shares)
Convertible Notes	3,666,667	3,666,667

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of April 1, 2022.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

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

The acquisition of Futricity Solar, Inc. includes a contingent consideration arrangement that requires consideration to be paid by P2 Solar Inc. to the sellers of Futricity Solar, Inc. based on future net income of Futricity Solar, Inc. over a five-year period. The contingent consideration will be paid annually equal to 25% of future Operating Income of Futricity to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028. The contingent consideration was determined at USD87,086 through discounted cash flow calculation based on projected annual net income of Futricity Solar, Inc. for the subsequent five fiscal years (from year ended March 31, 2024 to year ended March 31, 2028) following the acquisition on February 22, 2023. Key assumptions include a discount rate range of 10% to 14% in which 12% median rate was used for the discounted cash flow calculation, resulting in probability adjusted level of discounted cash flow between $91,554 (based on 10% discount rate) and $82,962 (based on 14% discount rate). On April 30, 2024, the amount due to Futricity Solar, Inc. for the first year portion of the business acquisition cost based on Futricity’s 25% of operating income during the first fiscal year of the post-acquisition (year ended April 30, 2024) of $6,565 was reclass from contingent consideration liability to amount due to related party. (Note 6) As of December 31, 2024 and March 31, 2024, the contingent consideration liability was $80,521 and $87,086, with current portion of $4,186 and $6,565 and non-current portion of $76,335 and $80,521, respectively.

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

NOTE 5 - PROMISSORY NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of December 31, 2024 and March 31, 2024, the promissory notes payable to non-affiliates are summarized as follows:

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

During the nine months ended December 31, 2023, the Company repaid in full the promissory note payable of $54,125.

Convertible Notes

As of December 31, 2024 and March 31, 2024, the convertible notes payable to non-affiliates are summarized as follows:

		December 31,	March 31,
Note	Expiry Date	2024	2024
Convertible Note - December 2022	Due on demand	$6,950	$7,380
Convertible Note - February 2023	Due on demand	10,425	11,070
Convertible Note - June 2023	Due on demand	20,849	22,140
Convertible Note - August 2023	Due on demand	13,900	14,760
Convertible Note - September 2023	Due on demand	24,324	25,830
		76,447	81,181
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$76,447	$81,181

During the nine months ended December 31, 2024 and 2023, the Company issued convertible notes to non-affiliates totaling $0 and $63,022 (CAD85,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share.

During the nine months ended December 31, 2024 and 2023, the Company incurred interest expense on promissory notes and convertible notes of $25,097 and $24,446, respectively. As of December 31, 2024 and March 31, 2024, the accrued interest on the promissory notes and convertible notes was $318,510 and $293,627, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the nine months ended December 31, 2024 and 2023, the Director and Officer of the Company advanced $57,364 and $57,235 to the Company to support operating cost and was repaid of $25,796 and $44,735, respectively.

During the nine months ended December 31, 2024 and 2023, the Company incurred management salary to the Director and Officer of $40,791and $41,639, respectively. As of December 31, 2024 and March 31, 2024, the accrued management salary was $688,742 and $689,942, respectively. As of December 31, 2024 and March 31, 2024, the total amount due to the Director and Officer was $767,877 and $741,901 respectively.

As of December 31, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,181 and $1,255, respectively.

As of December 31, 2024, the Company owed Futricity Solar, Inc. for $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of December 31, 2024 and March 31, 2024, the total amount due to related parties was $775,624 and $743,156, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

As of December 31, 2024 and March 31, 2024, the issued and outstanding common stock was 67,946,513 shares.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2024, and through the date that these financials were issued, the Company had the following subsequent events:

On March 6, 2015, the Company was subject to a cease trade order (“CTO”) by the British Columbia Securities Commission (“BCSC”) due to filing deficiencies. On January 22, 2025, the CTO was revoked after the Company met all filing requirements and complied with National Policy 12-202. The BCSC confirmed the Company’s compliance with securities regulations, lifting all trading restrictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Background and Overview

P2 Solar, Inc., incorporated in the State of Delaware, has been in existence as a Company (including its predecessor British Columbia Corporation) since 1991.   the Company’s current business operations are focused on the construction and installation of residential and commercial rooftop and ground mount solar energy systems in Canada. The Company is currently an emerging stage company.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 and the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Three Month Period ended December 31, 2024 and December 31, 2023

	Three Months Ended
	December 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$3,697	$22,168	$(18,471)	-83%
Cost of Goods Sold	-	23,603	(23,603)	-100%
Gross Profit	3,697	(1,435)	5,132	-358%
Operating expenses	23,452	44,756	(21,304)	-48%
Loss from operations	(19,755)	(46,191)	26,436	-57%
Other income (expense)	(58,693)	11,441	(70,134)	-613%
Net Loss	$(78,448)	$(34,750)	$(43,698)	126%
Foreign currency adjustment	121,102	(40,114)	161,216	-402%
Comprehensive income (loss)	42,654	(74,864)	117,518	-157%

Sales

During the three months ended December 31, 2024, the Company had sales of $3,697 as compared to sales of $22,168 during the three months ended December 31, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the three months ended December 31, 2024, the Company had operating expenses of $23,452 as compared to operating expenses of $44,756 during the three months ended December 31, 2023, a decrease of $21,304, or approximately 48%. The decrease in operating expenses was attributed to the decrease in professional fees and subcontractor cost.

Comprehensive Loss

The Company had comprehensive income of $42,654 for the three months ended December 31, 2024 as compared to comprehensive loss of $74,864 for the three months ended December 31, 2023. During the three months ended December 31, 2024 and 2023, the Company recognized foreign currency gain of $121,102 and incurred foreign currency loss of $40,114, respectively. Actual net loss for the three months ended December 31, 2024 was $78,448 as compared to $34,750 for the three months ended December 31, 2023.

Nine Month Period ended December 31, 2024 and December 31, 2023

	Nine Months Ended
	December 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$26,659	$154,234	$(127,575)	-83%
Cost of Goods Sold	4,425	91,386	(86,961)	-95%
Gross Profit	22,235	62,848	(40,613)	-65%
Operating expenses	96,346	158,071	(61,725)	-39%
Loss from operations	(74,111)	(95,223)	21,112	-22%
Other expenses	(71,897)	(6,733)	(65,164)	968%
Net Loss	$(146,008)	$(101,956)	$(44,052)	43%
Foreign currency adjustment	113,348	(41,248)	154,596	-375%
Comprehensive loss	(32,660)	(143,204)	110,544	-77%

Sales

During the nine months ended December 31, 2024, the Company had sales of $26,659 as compared to sales of $154,234 during the nine months ended December 31, 2023. The Company started to generate sales from installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the nine months ended December 31, 2024, the Company had operating expenses of $96,346 as compared to operating expenses of $158,071 during the nine months ended December 31, 2023, a decrease of $61,725, or approximately 39%. The decrease in operating expenses was attributed to the decrease in professional fees and subcontract cost.

Comprehensive Loss

The Company had comprehensive loss of $32,600 for the nine months ended December 31, 2024 as compared to comprehensive loss of $143,204 for the nine months ended December 31, 2023.  During the nine months ended December 31, 2024 and 2023, the Company recognized foreign currency gain of $113,348 and incurred foreign currency loss of $41,248, respectively. Actual net loss for the nine months ended December 31, 2024 was $146,008 as compared to $101,956 for the nine months ended December 31, 2023.

Liquidity and Capital Resource

Working Capital (Deficiency)

	December 31, 2024	March 31, 2024	Change Amount	Change Percentage
Current Assets	$12,020	$24,358	$(12,338)	-51%
Current Liabilities	1,891,290	1,866,782	24,508	1%
Working Capital (Deficiency)	$(1,879,271)	$(1,842,424)	(36,846)	2%

As of December 31, 2024, the Company’s balance sheet reflects total current assets of $12,020 as compared to $24,358 as of March 31, 2024, a decrease of $12,338 or approximately 51%.  The decrease was primarily attributable to a decrease in accounts receivable as compared to March 31, 2024.

The balance sheet of the Company reflects that as of December 31, 2024, it had total current liabilities of $1,891,290 as compared to total current liabilities of $1,866,782 at March 31, 2024, an increase of $24,508 or approximately of 1%.

Working capital deficiency increased from $1,824,424 as of March 31, 2024 to $1,879,271 as of December 31, 2024 mainly due to the increase in due to related parties, the increase in accrued interest and the decrease in accounts receivable.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond March 31, 2024.  During the year ended March 31, 2024, the Company raised CAD $110,000, it was allowed to raise under the terms of the partial revocation of the cease trade order imposed by the British Columbia Securities Commission. This money was used to pay for all Audit and filing-related expenses.  The Company had filed for final revocation of the cease trade order in August 2023and the Cease Trade Order was revoked on January 22, 2025.  However, the company does not have the funds to continue its business plan.  Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

Cash Flows

	Nine Months Ended
	December 31,
	2024	2023
Cash used in Operating Activities	$(60,556)	$(17,959)
Cash used in Investing Activities	-	-
Cash used in Financing Activities	31,568	21,397
Effects on changes in foreign exchange rate	28,775	(10,826)
Net changes in cash during period	$(213)	$(7,388)

Operating Activities

For the nine months ended December 31, 2024, net cash used in operating activities was $60,556 related to our net loss of $146,008, decreased by net changes in operating assets and liabilities of $85,452.

For the nine months ended December 31, 2023, net cash used in operating activities was $17,959, related to our net loss of $101,956, decreased by net changes in operating assets and liabilities of $83,997.

Investing Activities

We did not have any investing activities for the nine months ended December 31, 2024 and 2023.

Financing Activities

For the nine months ending December 31, 2024, net cash provided by financing activities was $31,568 from advancement from related parties of $57,364 offset by repayment to related parties of $25,796.

For the nine months ending December 31, 2023, net cash provided by financing activities was $221,397 from advancement from related parties of $57,235 and proceed from issuance of promissory notes of $63,022 offset by repayment to related parties of $44,735 and repayment of promissory notes of $54,125.

Related party Transactions

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the nine months ended December 31, 2024 and 2023, the Director and Officer of the Company advanced $57,364 and $57,235 to the Company to support operating cost and was repaid of $25,796 and $44,735, respectively.

During the nine months ended December 31, 2024 and 2023, the Company incurred management salary to the Director and Officer of $40,791and $41,639, respectively. As of December 31, 2024 and March 31, 2024, the accrued management salary was $688,742 and $689,942, respectively. As of December 31, 2024 and March 31, 2024, the total amount due to the Director and Officer was $767,877 and $741,901 respectively.

As of December 31, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,181 and $1,255, respectively.

As of December 31, 2024, the Company owed to the Director and Officer of the Company $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of December 31, 2024 and March 31, 2024, the total amount due to related parties was $775,624 and $743,156, respectively.

Commitments and Obligations

At December 31, 2024, the Company reported notes payable totaling $548,737 with accrued interest of $318,510. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the nine months ended December 31, 2024 and 2023, the Company incurred management salary to the Director and Officer of $40,791and $41,639, respectively. As of December 31, 2024 and March 31, 2024, the accrued management salary was $688,742 and $689,942, respectively. As of December 31, 2024 and March 31, 2024, the total amount due to the Director and Officer was $767,877 and $741,901 respectively.

As of December 31, 2024 and March 31, 2024, the amount due to another Director of the Company of $1,181 and $1,255, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting of the Company.

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

P2 SOLAR, INC.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer (Principal Executive Officer)

Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, and Director

Date:	February 19, 2025

By:	/s/ Hans Edblad
Hans Edblad, Director

Date:	February 19, 2025

By:	/s/ Sham Dhari
Sham Dhari, Director

Date:	February 19, 2025

