Form 10-K
period 2025-03-31
P2 Solar, Inc.
filed 2025-07-15
CIK 1172069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 31, 2025, the last business day of the Registrant’s most recently completed fourth fiscal quarter, was approximately $171,706 based on a $0.0033 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 8, 2025, the Company had 128,571,513 shares issued and outstanding.

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

The Company was initially organized under the laws of British Columbia, Canada, on November 21, 1990, as Spectrum Trading Inc. The Company’s initial business plan was to import leather products from India and sell them in Canada. However, the supplier in India did not materialize and the Company remained dormant until 1997.  In 1997, the Company began the chemical manufacturing business.  On May 14, 1999, pursuant to Section 388 of the Delaware General Corporation Law, the Company domesticated to Delaware and began a chemical manufacturing business; these operations were phased out at the end of 2008.  After the Company’s domestication to Delaware, on September 3, 2004, the Company changed its name to Natco International, Inc. On March 11, 2009, the Company changed its name to P2 Solar, Inc.

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

April 1, 2023, to March 31, 2024

During the last fiscal year ended March 31, 2025, the Cease Trade Order (CTO) that was placed on the company by British Columbia Securities Commission was revoked on January 22, 2025.  As a condition of revocation of CTO, the company had to hold an Annual General Meeting (AGM) of the shareholders within 90 days of the revocation.  The company held the AGM on April 15, 2025.  At the AGM, along with the usual business company also approved the following

1.	Amended and restated Bylaws
2.	Confirmation of Stock Incentive plan
3.	Frequency of Advisory Vote on Executive Compensation
4.	Advisory Vote on Executive Compensation

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

The Company has no intentions of undertaking product manufacturing for the items it plans to market, sell, and install. The manufacturers responsible for producing these products may engage in research, development, manufacturing, and construction activities that involve the use, generation, and discharge of toxic, volatile, or otherwise hazardous chemicals and waste. These manufacturers are likely to be subject to various federal, state, and local governmental laws and regulations concerning the acquisition, storage, utilization, and disposal of hazardous materials. Moreover, these laws and regulations may impose significant liabilities for non-compliance or for any environmental contamination resulting from the operations associated with the assets of the Company.

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

The operating losses and working capital deficiency of the Company raise substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of $8,144,781 and $8,110,289 as of March 31, 2025 and March 31, 2024, respectively. The Company has incurred annual operating losses from inception until 2025. The Company anticipated becoming profitable as it reduces costs and increases installation revenues as it grows its business. However, there can be no assurances that these actions will result in future or sustained profitability. The Company is subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and the Company may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect the business of the Company. If the Company does not generate sufficient revenues, does not achieve profitability, or does not have other sources of financing to conduct its business, the Company may have to curtail or cease its development plans and operations, which could cause investors to lose the entire amount of their investment.

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

Currently, 100% of the solar installations completed by the Company are in British Columbia. In addition, management of the Company expects future growth to occur in British Columbia during the fiscal years of 2025-2026, which will further concentrate the Company’s customer base and operational infrastructure. Accordingly, the business and results of operations of the Company are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in British Columbia and in other markets that it may become similarly concentrated.

The Company has a limited operating history in the solar installation industry and as such may not be successful in overcoming certain risks experienced by early-stage companies.

The Company has a limited operating history with its solar energy installation products and has been involved primarily in organizational matters. It has also generated limited revenues from its solar energy products to date. Consequently, the Company's operations are subject to all the risks inherent in the establishment of new technology and products in industries within which it is not necessarily familiar. The Company has encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies, including the risks described in this document. If these risks are not addressed successfully, the Company's business, financial condition, results of operations, and prospects will be adversely affected, and the market price of its common stock could decline. As such, any predictions about the Company's future revenue and expenses may not be as accurate as they would be if it had a longer operating history in solar energy technology and products or operated in a more predictable market.

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

The Company's Board of Directors comprises only two members, one of which is also the only officer of the Company, which heightens the risk of conflicts of interest and potential self-dealing. With a limited number of directors, individual decisions and actions may carry greater weight, increasing the potential for personal interests to conflict with the best interests of the Company and its shareholders. For instance, the Chief Executive Officer, who is also the Director of the Company, will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved.

The small Board size raises concerns about independent oversight and objectivity in corporate governance practices. Conflicts of interest could lead to decisions favoring personal gain or external affiliations over shareholder value, potentially resulting in reputational damage, regulatory scrutiny, and legal liabilities. Although the Chief Executive and Board intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

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

The Company's operational structure lacks full-time employees or consultants. Further, consultants and contractors working with the Company are not subject to an exclusive contractual relationship with it. Relying on external contractors or temporary consultants may lead to dependency on third-party services, impacting the quality, availability, and consistency of support crucial for achieving the business objectives of the Company. Furthermore, the Company's reliance on external resources may be subject to fluctuations in availability and competition from other organizations, leading to potential delays in project timelines or inefficient scaling of operations. It may also result in variable costs and unexpected expenses due to fluctuations in contractor rates, market conditions, or the need for additional expertise. As a consequence, the budgeting and financial planning of the Company may be impacted. The Company may face challenges in ensuring consistency and meeting expected performance levels, as it may have limited control and oversight over the activities and deliverables of external parties. These risks could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s business will be impaired if it loses any of the necessary license to operate or if more stringent government regulations are enacted or if the Company fails to comply with the growing number of regulations pertaining to solar energy and consumer financing industries.

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

Solar electricity currently enjoys a competitive edge over conventional and non-solar renewable sources due to its cost-effectiveness; a trend management expects to continue in the foreseeable future. To promote the adoption of solar electricity and reduce reliance on traditional energy sources, federal, provincial, and local governments in Canada have provided incentives such as feed-in tariffs, rebates, tax credits, and other forms of support to system owners, distributors, system integrators, and solar power system manufacturers.

However, many of these government incentives have expiration dates, may phase out gradually, or depend on allocated funding that can deplete over time. Furthermore, some incentives require renewal by the relevant authorities to sustain their effectiveness. The risk also lies in the possibility of other electric utility companies or generators lobbying for legislative changes that could adversely impact on the solar industry.

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

The availability of tax-advantaged financing relies on various factors, including financial and credit market conditions, changes in legal or tax risks associated with such financing, and the potential non-renewal or reduction of associated incentives. If government incentivized grants are no longer available for new solar energy systems, changes in laws or interpretations by the Canada Revenue Agency and the courts could reduce funding sources' willingness to provide funds for customers seeking to adopt these solar energy systems. The Company cannot guarantee the continuous availability of this type of financing to its customers. If financing for solar energy systems becomes unattainable, the Company may be unable to offer solar energy systems to new customers on an economically viable basis, which could have a material adverse impact on its business, financial condition, and results of operations.

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

The solar energy industry may be significantly impacted by adverse economic conditions. Unpredictable changes, such as recession, inflation, increased government intervention, or other economic shifts, could adversely affect the solar energy industry and the Company’s general business strategy. The Company relies on generating additional sources of liquidity and may need to raise additional funds through public or private debt or equity financing to fund existing operations or capitalize on opportunities, including acquisitions. Any adverse economic event could have a material adverse impact on the Company's business, results of operations, and financial condition.

Developments in alternative technologies or improvements in distributed solar energy generation may materially adversely affect demand for the current solar energy products.

Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect the Company’s business and prospects in ways management of the Company do not currently anticipate. Any failure by the Company to adopt new enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of its solar energy systems, which could result in product obsolescence, the loss of competitiveness of the systems the Company sells and installs, decreased revenue and a loss of market share to competitors.

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

The Company has never declared or paid a cash dividend on its common stock, and management does not anticipate paying cash dividends in the foreseeable future. The Company expects to use future earnings, if any, as well as any capital that may be raised in the future to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of the Company’s common stock to appreciate. Management of the Company cannot assure stockholders of a positive return on their investment when they sell their shares, nor can management assure that stockholders will not lose the entire amount of their investment.

There has been only a limited public market for the common stock of the Company and an active trading market for the common stock may not develop in the future.

There has not been any broad public market for the common stock of the Company, and an active trading market may not develop or be sustained. The trading volume of the common stock of the Company may be and has been limited and sporadic.  It is doubtful that a broader or more active public trading market for the common stock of the Company will develop or be sustained.

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

Additionally, brokers are obliged to deliver a disclosure schedule prescribed by the SEC, outlining the basis for the suitability determination and the signed, written agreement from the investor before proceeding with any penny stock transaction. There are also mandatory disclosures about the risks of investing in penny stocks, commissions payable to the broker-dealer and registered representative, current quotations for the securities, and the rights and remedies available to investors in case of fraud in penny stock transactions. Furthermore, monthly statements must be provided, including recent price information for the penny stock held in the account and details about the limited market for penny stocks.

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

In the future, the Company may choose to issue debt or equity securities or incur other financial obligations, including stock dividends and shares exchanged for common units and equity plan shares/units. In the event of liquidation, holders of the Company's debt securities, other loans, and preferred stock will be entitled to receive distributions from its available assets before common stockholders. The Company is not obligated to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Consequently, any issuance of additional common stock, whether directly or through convertible or exchangeable securities (such as common units and convertible preferred units), warrants, or options, could result in the dilution of existing common stockholders' holdings. Additionally, the perception of such issuances may negatively impact on the market price of the Company's common stock.

If the Company issues convertible preferred units or any series or class of preferred stock, such securities may carry preferences on distribution payments, periodically or upon liquidation. These preferences could limit or eliminate the Company's ability to distribute to common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of March 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

	(U.S. $)

2022	HIGH	LOW
Quarter Ended Jun 30, 2022	0.11875	0.01100
Quarter Ended September 30, 2022	0.06500	0.01500
Quarter Ended December 31, 2022	0.03000	0.00152
Quarter Ended March 31, 2023	0.03500	0.00610

2023	HIGH	LOW
Quarter Ended Jun 30, 2023	0.0100	0.0043
Quarter Ended September 30, 2023	0.0100	0.0280
Quarter Ended December 31, 2023	0.0077	0.0043
Quarter Ended March 31, 2024	0.0080	0.0043

2024	HIGH	LOW
Quarter Ended Jun 30, 2024	0.005	0.0019
Quarter Ended September 30, 2024	0.0181	0.0033
Quarter Ended December 31, 2024	0.012	0.0020
Quarter Ended March 31, 2025	0.0247	0.0131

Holders

As of July 8, 2025, there were 128,571,513 shares of common stock issued and outstanding and approximately 80 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2025 or 2024.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore, and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

	High	Low
June 2025	0.7376	0.7268
May 2025	0.7296	0.7144
April 2025	0.7240	0.6970
March 2025	0..7009	0.6902
February 2025	0.7059	0.6848
January 2025	0.6978	0.6904
December 2024	0.7138	0.6937

Recent Sales of Unregistered Securities

During the year ended March 31, 2025, the Company issued 1,562,500 shares of common stock valued at $20,000 ($0.0128 per share) for the accounts payable of $14,060 (CAD$20,000).

During the year ended March 31, 2025, the Company issued 20,000,000 shares of common stock valued at $256,000 ($0.0128 per share) for the settlement of note payable of $400,000.

During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142.

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

Results of Operation

The following discussion and analysis provide information that management of the Company believes is relevant to an assessment and understanding of the results of operation and financial condition of the Company for the year ended March 31, 2025 as compared to the year ended March 31, 2024.  The Company’s financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Year ended March 31, 2025 and March 31, 2024

	Year Ended
	March 31,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$26,382	$166,288	$(139,906)	-84%
Cost of Goods Sold	4,379	99,313	(94,934)	-96%
Gross Profit	22,003	66,975	(44,972)	-67%
Operating expenses	125,329	181,916	(56,587)	-31%
Loss from operations	(103,326)	(114,941)	11,615	-10%
Other income (expenses)	68,834	(33,485)	102,319	-306%
Net Loss	$(34,492)	$(148,426)	$113,934	-77%
Foreign currency adjustment	98,446	2,812	95,634	3,401%
Comprehensive income (loss)	63,954	(145,614)	209,568	-144%

Sales

During the year ended March 31, 2025, the Company had sales of $26,382 as compared to sales of $166,288 during the year ended March 31, 2024. The Company started to generate sales from the installation of rooftop solar systems during Q1 ended June 30, 2023 upon the acquisition of Futricity in February 2023.

Operating Expenses

During the year ended March 31, 2025, the Company had operating expenses of $125,329 as compared to operating expenses of $181,916 during the year ended March 31, 2024, a decrease of $56,587, or approximately 31%. The decrease in operating expenses was attributed to the decrease in professional fees and subcontractor costs.

Other Income (Expense)

During the year ended March 31, 2025, the Company had other income of $68,834 as compared to other expenses of $33,485. During the year ended March 31, 2025, the Company recognized gain on loan settlement of $147,232.

Comprehensive Income (Loss)

The Company had comprehensive income of $63,954 for the year ended March 31, 2025 as compared to comprehensive loss of $145,614 for the year ended March 31, 2024. Actual net loss for the year ended March 31, 2025 was $34,492 as compared to $148,426 for the year ended March 31, 2024.

Liquidity and Capital Resource

Working Capital (Deficiency)

			Change	Change
	March 31, 2025	March 31, 2024	Amount	Percentage
Current Assets	$12,462	$24,358	$(11,896)	-49%
Current Liabilities	1,039,119	1,866,782	(827,663)	-44%
Working Capital (Deficiency)	$(1,026,657)	$(1,842,424)	815,767	-44%

As of March 31, 2025, the Company’s balance sheet reflects total current assets of $12,462 as compared to $24,358 as of March 31, 2024, a decrease of $11,896 or approximately 49%.  The decrease was primarily attributable to a decrease in accounts receivable as compared to March 31, 2024.

The balance sheet of the Company reflects that as of March 31, 2025, it had total current liabilities of $1,039,119 as compared to total current liabilities of $1,866,782 at March 31, 2024, a decrease was $827,657 or approximately of 44%.

Working capital deficiency decreased from $1,842,424 as of March 31, 2024 to $1,026,657 as of March 31, 2025, mainly due to the decrease in promissory notes payable and convertible notes payable.

The Company does not have sufficient assets or capital resources to pay its on-going expenses beyond March 31, 2025.   Some money for day-to-day expenses can be expected from its subsidiary Futricity Solar, Inc. as that company can fund its own expenses and installations from its own cash flow.

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

Cash Flows

	Year Ended
	March 31,
	2025	2024
Cash used in Operating Activities	$(68,752)	$(27,672)
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	44,849	19,730
Effects on changes in foreign exchange rate	23,691	511
Net changes in cash during period	$(213)	$(7,431)

Operating Activities

For the year ended March 31, 2025, net cash used in operating activities was $68,752 related to our net loss of $34,492, increased by gain on loan settlement of $147,232, and decreased by loss on accounts payable settlement of $6,074 and  net changes in operating assets and liabilities of $106,898.

For the year ended March 31, 2024, net cash used in operating activities was $27,672 related to our net loss of $148,426, decreased by net changes in operating assets and liabilities of $120,754.

Investing Activities

We did not have any investing activities for the year ended March 31, 2025 and 2024.

Financing Activities

For the year ended March 31, 2025, net cash provided by financing activities was $44,849 from advancement from related parties of $64,083 offset by repayment to related parties of $19,234.

For the year ended March 31, 2024, net cash provided by financing activities was $19,730 from advancement from related parties of $67,381 and proceed from issuance of promissory notes of $63,025 offset by repayment to related parties of $56,549 and repayment of promissory notes of $54,127.

Related party Transactions

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the year ended March 31, 2025 and 2024, the Director and Officer of the Company advanced $64,083 and $67,381 to the Company to support operating cost and was repaid of $19,234 and $56,549, respectively.

During the year ended March 31, 2025 and 2024, the Company incurred management salary to the Director and Officer of $53,821 and $55,520, respectively. As of March 31, 2025 and March 31, 2024, the accrued management salary was $297,542 and $689,942, respectively.  During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142. As of March 31, 2025 and March 31, 2024, the total amount due to the Director and Officer was $300,015, and $741,901 respectively.

As of March 31, 2025 and March 31, 2024, the amount due to another Director of the Company of $1,183 and $1,255, respectively.

As of March 31, 2025, the Company owed to the Director  for $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of March 31, 2025 and March 31, 2024, the total amount due to related parties was $307,763 and $743,156, respectively.

Commitments and Obligations

At March 31, 2025, the Company reported notes payable totaling $148,806 with accrued interest of $324,214. All of the notes payable are non-collateralized, carry varied interest rates from 5% to 10% and are due on demand.

During the year ended March 31, 2025 and 2024, the Company incurred management salary to the Director and Officer of $53,821 and $55,520, respectively. As of March 31, 2025 and March 31, 2024, the accrued management salary was $297,542 and $689,942, respectively.  During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142. As of March 31, 2025 and March 31, 2024, the total amount due to the Director and Officer was $300,015, and $741,901 respectively.

As of March 31, 2025 and March 31, 2024, the amount due to another Director of the Company of $1,183 and $1,255, respectively.

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

The Company’s revenue derives from installation of rooftop solar systems. For the year ended March 31, 2025 and 2024, the Company recognized revenue of $26,382 and $166,288 and incurred cost of sales of $4,379 and $99,313, resulting in gross profit of $22,003 and $66,975, respectively.

During the year ended March 31, 2025, the Company has two customers contributed over 10% of total sales.

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

[Continued on Next Page]

P2 SOLAR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2025 and 2024

HEAD OFFICE:	BANSAL & CO LLP CHARTERED ACCOUNTANTS
A-6, Maharani Bagh New Delhi-110065
Ph.: 011-41626471, 41626470 Fax:011-41328425 Email: info@bansalco.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of P2 Solar, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P2 Solar Inc. (the "Company") as of March 31, 2025, and March 31, 2024, the related consolidated statements of operations, consolidated statements of changes in stockholders' deficit, and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and March 31, 2024, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net losses of $34,492 and $148,426 during the years ended March 31, 2025 and March 31, 2024 and accumulated deficit of $8,144,781 and $8,110,289, respectively. The Company's current liabilities exceed its current assets by $1,006,660 and $1,835,859 as of March 31, 2025 and March 31, 2024, respectively. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Surinder Bansal M. No. 014301

We have served as the Company's auditor since 2024.

Bansal & Co. LLP

Place:New Delhi, India

Date: July 15, 2025

P2 SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND MARCH 31, 2024

	March 31, 2025	March 31, 2024
ASSETS
Current Assets
Cash	$-	$213
Accounts receivable	47	11,855
Other receivable	8,739	8,390
Prepaid expense	3,676	3,900
Total Current Assets	12,462	24,358

Goodwill	90,254	90,254
TOTAL ASSETS	$102,716	$114,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	$2	$-
Accounts payable and accrued liabilities	254,151	269,963
Accrued interest	324,213	293,627
Promissory notes payable	72,290	472,290
Convertible notes payable	76,516	81,181
Due to related parties	307,763	743,156
Contingent consideration liability	4,186	6,565
Total Current Liabilities	1,039,119	1,866,782

Contingent consideration liability - non-current	76,335	80,521

Total Liabilities	1,115,454	1,947,303

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized,
127,009,013 shares and 67,946,513 shares issued and outstanding, respectively	127,009	67,947
Additional paid-in capital	7,239,720	6,542,783
Accumulated deficit	(8,144,781)	(8,110,289)
Accumulated other comprehensive loss	(234,686)	(333,132)
Total Stockholders’ Deficit	(1,012,738)	(1,832,691)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,716	$114,612

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

	Year Ended
	March 31,
	2025	2024

REVENUE	$26,382	$166,288
Cost of revenue	4,379	99,313
Gross Profit	22,003	66,975

OPERATING EXPENSES
General and Administrative expenses	$18,854	$41,540
Professional fees	52,654	84,856
Management salaries- related party	53,821	55,520
Total Operating Expenses	125,329	181,916

OPERATING LOSS	(103,326)	(114,941)

OTHER INCOME (EXPENSES)
Interest expense	(30,717)	(32,911)
Foreign exchange loss	(41,607)	(1,214)
Other income	-	640
Gain on loan settlement	147,232	-
Loss on accounts payable settlement	(6,074)	-
Total Other Income (Expenses)	68,834	(33,485)

Provision for income taxes	-	-

NET LOSS	$(34,492)	$(148,426)

COMPREHENSIVE LOSS
Net loss	(34,492)	(148,426)
Foreign currency adjustment	98,446	2,812
Total comprehensive income (loss)	$63,954	$(145,614)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	73,925,965	67,946,513

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - March 31, 2024	67,946,513	$67,947	$6,542,783	$(8,110,289)	$(333,132)	$(1,832,691)

Issuance of common stock for settlement of promissory notes	20,000,000	20,000	236,000	-	-	256,000
Issuance of common stock for repayment of director loans and accrued management fees	39,062,500	39,063	460,937	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	98,446	98,446
Net loss	-	-	-	(34,492)	-	(34,492)
Balance - March 31, 2025	127,009,013	$127,009	$7,239,720	$(8,144,781)	$(234,686)	$(1,012,738)

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

	Year Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,492)	$(148,426)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on loan settlement	(147,232)	-
Loss on accounts payable settlement	6,074	-
Changes in operating assets and liabilities:
Accounts receivable	11,497	(11,910)
Other receivable	(858)	865
Prepaid expense	-	(3,918)
Bank indebtedness	2	-
Accounts payable and accrued liabilities	(6,603)	50,582
Accrued interest	49,039	29,614
Management salary payable	53,821	55,521
Net cash used in operating activities	(68,752)	(27,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related parties	64,083	67,381
Repayment to related parties	(19,234)	(56,549)
Repayment of promissory notes	-	(54,127)
Proceeds from issuance of promissory notes	-	63,025
Net cash provided by financing activities	44,849	19,730

Effect of exchange rate changes on cash	23,691	511

Net change in cash and cash equivalents	(213)	(7,431)
Cash and cash equivalents - beginning of period	213	7,644
Cash and cash equivalents - end of period	$-	$213

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$3,799
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of common stock for repayment of director loans and accrued management fees	$500,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

P2 SOLAR, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $8,144,781 and a net loss of $34,492 for the year ended March 31, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2025	2024
Spot USD: CAD exchange rate	1.4376	1.3550
Average USD: CAD exchange rate	1.3913	1.3487

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As of March 31, 2025 and March 31, 2024, the Company had cash of $nil and $213, respectively, and had no cash equivalents.

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

As of March 31, 2025 and March 31, 2024, the Company had accounts receivable of $47 and $11,855, respectively.

As of March 31, 2025 and March 31, 2024, the Company has four customers and one customer and three customers contributed over 10% of the accounts receivable, respectively.

Other Receivable

Other receivable relates to Goods and services tax (GST) recoverable of $8,739 and $8,390 as of March 31, 2025 and March 31, 2024, respectively.

Prepaid Expense

Prepaid expense relates to legal retainer made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of March 31, 2025 and March 31, 2024, prepaid expense was $3,676 and $3,900, respectively.

Accounts Payable

Accounts Payable comprised of trade payable to vendors of $234,151 and $269,963 as of March 31, 2025 and March 31, 2024, respectively.

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

The following table summarizes fair value measurement by level at March 31, 2025 and March 31, 2024, measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$80,521	$80,521

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Contingent Consideration Liability	$-	$-	$87,086	$87,086

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

On February 22, 2023, the Company acquired all outstanding shares of Futricity Solar, Inc., which generated goodwill of $90,254 (CAD 122,138). The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.” (see Note 4)

Based on the Company’s analysis of goodwill as of March 31, 2025, no indicators of impairment exist. No impairment loss on goodwill was recognized for the year ended March 31, 2025.

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

The Company’s revenue derives from installation of rooftop solar systems. For the year ended March 31, 2025 and 2024, the Company recognized revenue of $26,382 and $166,288 and incurred cost of sales of $4,379 and $99,313, resulting in gross profit of $22,003 and $66,975, respectively.

During the year ended March 31, 2025 and 2024, the Company has four customers and five customers contributed over 10% of total sales, respectively.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the year ended March 31, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	3,666,667	3,666,667

Income taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Recent accounting pronouncements

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

The acquisition of Futricity Solar, Inc. includes a contingent consideration arrangement that requires consideration to be paid by P2 Solar Inc. to the sellers of Futricity Solar, Inc. based on future net income of Futricity Solar, Inc. over a five-year period. The contingent consideration will be paid annually equal to 25% of future Operating Income of Futricity to be paid in cash annually for the next five years, payable on April 30th every year starting in 2024 with the last payment to be due on April 30, 2028. The contingent consideration was determined at USD 87,086 through discounted cash flow calculation based on projected annual net income of Futricity Solar, Inc. for the subsequent five fiscal years (from year ended March 31, 2024 to year ended March 31, 2028) following the acquisition on February 22, 2023. Key assumptions include a discount rate range of 10% to 14% in which 12% median rate was used for the discounted cash flow calculation, resulting in probability adjusted level of discounted cash flow between $91,554 (based on 10% discount rate) and $82,962 (based on 14% discount rate). On April 30, 2024, the amount due to Futricity Solar, Inc. for the first year portion of the business acquisition cost based on Futricity’s 25% of operating income during the first fiscal year of the post-acquisition (year ended April 30, 2024) of $6,565 was reclass from contingent consideration liability to amount due to related party. (Note 6) As of March 31, 2025 and March 31, 2024, the contingent consideration liability was $80,521 and $87,086, with current portion of $4,186 and $6,565 and non-current portion of $76,335 and $80,521, respectively.

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

NOTE 5 - PROMISSORY NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Promissory Notes

As of March 31, 2025 and March 31, 2024, the promissory notes payable to non-affiliates are summarized as follows:

		March 31,	March 31,
Note	Expiry Date	2025	2024
Promissory Note - September 2011	Due on demand	$47,090	$47,090
Promissory Note - October 2013	Due on demand	-	25,000
Promissory Note - November 2013	Due on demand	-	80,000
Promissory Note - November 2013	Due on demand	-	30,000
Promissory Note - December 2013	Due on demand	-	30,000
Promissory Note - January 2014	Due on demand	-	10,000
Promissory Note - February 2014	Due on demand	-	10,000
Promissory Note - March 2014	Due on demand	-	10,000
Promissory Note - May 2014	Due on demand	-	5,000
Promissory Note - July 2014	Due on demand	10,200	10,200
Promissory Note - September 2014	Due on demand	15,000	15,000
Promissory Note - September 2015	Due on demand	-	200,000
		72,290	472,290
Less: non-current portion of promissory note payable		-	-
Current portion of promissory note payable		$72,290	$472,290

The promissory notes are due on demand and bear interest rate of 5% per annum.

During the year ended March 31, 2025, the Company issued 20,000,000 shares of common stock valued at $256,000 ($0.0128 per share) for the settlement of note payable of $400,000. The Company recorded gain on loan settlement of $144,000.

During the year ended March 31, 2024, the Company repaid in full the promissory note payable to Azariah Zemarium in the amount of $17,796 (CAD24,000).

Convertible Notes

As of March 31, 2025 and March 31, 2024, the convertible notes payable to non-affiliates are summarized as follows:

		March 31,	March 31,
Note	Expiry Date	2025	2024
Convertible Note - December 2022	Due on demand	$6,956	$7,380
Convertible Note - February 2023	Due on demand	10,434	11,070
Convertible Note - June 2023	Due on demand	20,868	22,140
Convertible Note - August 2023	Due on demand	13,912	14,760
Convertible Note - September 2023	Due on demand	24,346	25,830
		76,516	81,181
Less: non-current portion of convertible note payable		-	-
Current portion of convertible note payable		$76,516	$81,181

During the year ended March 31, 2025 and 2024, the Company issued convertible notes to non-affiliates totaling $0 and $62,731 (CAD85,000). The convertible notes are due on demand, bear interest rate of 5% per annum and are convertible into common stock at CAD0.03 per share.

During the year ended March 31, 2025 and 2024, the Company incurred interest expense on promissory notes and convertible notes of $30,717 and $32,911, respectively. As of March 31, 2025 and March 31, 2024, the accrued interest on the promissory notes and convertible notes was $324,214 and $293,627, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the year ended March 31, 2025 and 2024, the Director and Officer of the Company advanced $64,083 and $67,381 to the Company to support operating cost and was repaid of $19,234 and $56,549, respectively.

During the year ended March 31, 2025 and 2024, the Company incurred management salary to the Director and Officer of $53,821 and $55,520, respectively. As of March 31, 2025 and March 31, 2024, the accrued management salary was $297,542 and $689,942, respectively.  During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142. As of March 31, 2025 and March 31, 2024, the total amount due to the Director and Officer was $300,015 and $741,901 respectively.

As of March 31, 2025 and March 31, 2024, the amount due to another Director of the Company of $1,183 and $1,255, respectively.

As of March 31, 2025, the Company owed to the Director for $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of March 31, 2025 and March 31, 2024, the total amount due to related parties was $307,763 and $743,156, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company has authorized 500,000,000 common voting shares with a par value of $0.001 per share. The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of preferred stock have no rights except as determined by the Board of Directors of the Company and/or provided by Delaware General Corporate Law.

Common Stock

During the year ended March 31, 2025, the Company issued 20,000,000 shares of common stock valued at $256,000 ($0.0128 per share) for the settlement of note payable of $400,000. The Company recorded gain on loan settlement of $144,000.

During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142.

As of March 31, 2025 and March 31, 2024, the issued and outstanding common stock was 127,009,013 and 67,946,513 shares of common stock, respectively.

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

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	For the year ended	For the year ended
	March 31, 2025	March 31, 2024
Net Loss	$(34,492)	$(148,426)
Statutory income tax rate	26%	26%
Expected income tax recovery	(8,968)	(38,591)
Change in valuation allowance	8,968	38,591
Tax recovery for the period	$-	$-

Deferred Tax Assets are attributable to the following:

	As of March 31, 2025	As of March 31, 2024
Non-capital loss carry-forwards	$8,144,781	$2,108,675

As of March 31, 2025, the Company’s Canadian non-capital losses will be expired in 2035 if not utilized.

NOTE 9 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: solar system installing business. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The CODM will evaluate the performance of the solar system installing segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of Canada.

NOTE 10- SUBSEQUENT EVENTS

Subsequent to March 31, 2025 and through the date that these financials were issued, the Company had the following subsequent events:

On April 15, 2025, the Company had an Annual General Meeting (AGM) at which , along with the usual business company also approved the following:

1.	Amended and restated Bylaws
2.	Confirmation of Stock Incentive plan
3.	Frequency of Advisory Vote on Executive Compensation
4.	Advisory Vote on Executive Compensation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

In June 2024 the Company changed auditors.  Bansal & Co, LLP of New Delhi, India was appointed on June 3, 2023, as the new auditors for the Company and they were re-appointed at the AGM held on April 15, 2015.

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, management of the Company, including the principal executive officer and principal financial officer of the Company, evaluated the effectiveness of the internal control over financial reporting of the Company as March 31, 2025.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Management, including the principal executive officer and principal financial officer of the Company, assessed the effectiveness of the internal control over financial reporting of the Company as of March 31, 2025 and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of the financial statements of the Company for the year ended March 31, 2025, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

•	Insufficient segregation of duties in the finance and accounting functions of the Company due to limited personnel. During the year ended March 31, 2025, the Chief Financial Officer with the assistance of a Director handled all aspects of the financial reporting process of the Company, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to the interim or annual financial statements of the Company that would not be prevented or detected.

•	Insufficient corporate governance policies. The corporate governance activities and processes of the Company are not always formally documented. Specifically, decisions made by the Board of Directors of the Company to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting the operations and management of the Company.

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

The Company intends to consider the results of its remediation efforts and related testing as part of its year-end 2025 assessment of the effectiveness of its internal control over financial reporting.

This annual report does not include an attestation report of the registered public accounting firm of the Company regarding internal control over financial reporting.  Management’s report is not subject to attestation by the registered public accounting firm of the Company.

There was no change in the internal control over financial reporting of the Company that occurred during the year ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2025, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

	Age	Position
Raj-Mohinder S. Gurm	65	President, Chief Executive Officer, Chief Financial Officer Chairmen of Board of Directors, and Director

Hans Edblad	59	Director

Sham Dhari	67	Director

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

Based solely on the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, management of the Company believes that all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and 10% stockholders were met for the year ended March 31, 2025.

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

During the fiscal year ended March 31, 2025, the Audit Committee:

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
	2025	53,821			0				53,821
Raj-Mohinder Gurm, CEO	2024	55,520	--	--	0	--	--	--	55,520
	2023	56,600	--	--	0	--	--	--	56,600
	2022	59,734	--	--	0	--	--	--	59,734

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

Outstanding Equity Awards at Fiscal Year-End

For the years ended March 31, 2025 and 2024, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although the Company anticipates that it may compensate its officers and directors for services to the Company with stock or options to purchase stock, in lieu of cash in the future if warranted.

Equity Compensation Plan Information

As of March 31, 2025, the Company currently does not have any equity compensation plans.

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

Director Compensation

As of March 31, 2025, none of the Company’s directors have been compensated for their services as directors of the Company. The Company has no formal plan for compensating its directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of the common stock of the Company as awarded by our Board of Directors or any compensation committee that may be established.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners, Directors, Officers and Management

The following table sets forth, as of July 8, 2025, certain information with respect to the common stock beneficially owned by (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class (2)
$.001 Par Value Common Stock	Raj-Mohinder S. Gurm 3718 91st Avenue Surrey, BC, Canada V3V 7X1	54,012,094	42.009%
$.001 Par Value Common Stock	Hans Edblad 20 Sara Lane Cold Stream, BC, Canada	234,907	0.183%
$.001 Par Value Common Stock	Sham Dhari 9620 Seameadow St. Richmond, BC, Canada	730,000	0.568%
$.001 Par Value Common Stock	All officers and directors as a group (3 Persons)	54,977,001	42.760%

Notes:

(1)	Director or Officer of Company
(2)	Percentages are calculated based on 128,571,513 shares outstanding as of July 8, 2025.

Changes of Control

Management is not aware of any arrangement that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None. The Company currently does not have any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Transactions with Related Persons

Other than as disclosed below, as of March 31, 2025, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to management of the Company to own of record or beneficially more than five percent of any class of  the common stock of the Company, or any member of the immediate family of any of the foregoing persons, had an interest.

The loans to the related parties are unsecured, due on demand and non-interest bearing.

During the year ended March 31, 2025 and 2024, the Director and Officer of the Company advanced $64,083 and $67,381 to the Company to support operating cost and was repaid of $19,234 and $56,549, respectively.

During the year ended March 31, 2025 and 2024, the Company incurred management salary to the Director and Officer of $53,821 and $55,520, respectively. As of March 31, 2025 and March 31, 2024, the accrued management salary was $297,542 and $689,942, respectively.  During the year ended March 31, 2025, the Company issued 39,062,500 shares of common stock valued at $500,000 ($0.0128 per share) for the repayment of loan to the Director of $90,858 and accrued management fee of $409,142. As of March 31, 2025 and March 31, 2024, the total amount due to the Director and Officer was $300,015 and $741,901 respectively.

As of March 31, 2025 and March 31, 2024, the amount due to another Director of the Company of $1,183 and $1,255, respectively.

As of March 31, 2025, the Company owed to the Director for $6,565 for partial business acquisition cost based on 25% of Futricity’s first year operating income during year ended March 31, 2024. (Note 4)

As of March 31, 2025 and March 31, 2024, the total amount due to related parties was $307,763 and $743,156, respectively.

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

Corporate Governance

Director Independence

As of March 31, 2025, the Board of Directors of the Company was composed of three people. The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Bansal and Co. LLP for audit of the Company's annual consolidated financial statements were $7,500 for the fiscal years ended March 31, 2025 and 2024.

Audit Related Fees

Bansal and Co. LLP did not bill the Company any amount for assurance and related services that were related to its audit.

Tax Fees

The aggregate fees billed by Bansal and Co. LLP, for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2025 and 2024.

All Other Fees

Bansal and Co. LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended March 31, 2025 and 2024.

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

P2 SOLAR, INC.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Chief Executive Officer (Principal Executive Officer)

Date:	July 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Raj-Mohinder S. Gurm
Raj-Mohinder S. Gurm, Raj-Mohinder S. Gurm, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

Date:	July 15, 2025

By:	/s/ Hans Edblad
Hans Edblad, Director

Date:	July 15, 2025

By:	/s/ Sham Dhari
Sham Dhari, Director

Date:	July 15, 2025

